Form 10KSB
period 2006-12-31
Impact Medical Solutions, Inc.
filed 2007-04-17
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to_________

Commission file number 000-52117

IMPACT MEDICAL SOLUTIONS, INC.
(Name of small business issuer in its charter)

Delaware	20-5153331
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

17011 Beach Blvd., Suite 900, Huntington Beach, CA	92647
(Address of Principal Executive Offices)	(Zip Code)

(714) 841-2670
(Issuer’s Telephone Number, Including Area Code)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	None

Securities registered pursuant to Section 12(g) of the Act:	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The registrant had no revenues for the fiscal year ended December 31, 2006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days. $7,653,465 based on a sales price of $1.00 per share on April 16, 2007.

As of April 16, 2007 there were 15,853,465 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (check one): ☐Yes   ☒ No

TABLE OF CONTENTS
PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Impact Medical Solutions, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

As used in this annual report and unless otherwise indicated, the terms the “Company,” “Impact Medical,” “we,” “us,” and “our” refer to Impact Medical Solutions, Inc., a Delaware corporation.

Item 1. Description of Business

Impact Medical Solutions, Inc. was incorporated pursuant to the laws of the State of Nevada on October 20, 1997. Impact Medical purchased the assets of MPR Health Systems, Inc. on September 9, 2003, including a patent and trademark for the Muscle Pattern Recognition (MPR™) System. Since December 2002, Impact Medical has been involved in the development and pre-market clinical testing of the MPR™ System.

MPR™ is a non-invasive, bio-mechanically and mathematically based evaluation that objectively discriminates between normal and abnormal musculoskeletal function as it relates to the back and neck. MPR™ analyzes patterns of muscle recruitment - the engagement of muscles in order to perform specific body movements. MPR™ test results provide detailed physiological information on muscle function that we believe can assist in the diagnosis and treatment of back and neck injuries and illness. The results of an MPR™ evaluation are presented in a comprehensive report that confirms normal muscle recruitment patterns or provides clinically relevant information on the nature and severity of dysfunction at each recorded muscle site.

We believe that the capabilities of the MPR™ System are unique and that the system addresses an unmet market need for an objective, evidence-based test that can be used by physicians and other health care professionals to better assess and manage patients with impaired musculoskeletal function. We believe the MPR™ System supports the cost-containment and risk management goals of insurers, workers compensation carriers, self-insured employers and managed care providers by providing objective information to help control health care costs associated with back and neck injuries.

Central to the MPR™ System is the fact that muscles in the back and the neck function as an interactive system. In order to determine whether a particular muscle is functioning normally or abnormally, it must be examined in concert with all of the other muscle groups required for the body to make specific movements. Muscles also interact in a predictable manner that can be expressed in a kinesiological relationship. These principles have been incorporated into the MPR™ test and form the basis of a unique system that measures the relationships among muscles in a given movement. By comparing relationships of muscles, MPR™ is able to normalize subjects against each other.

The standardized protocol of movements that make up the MPR™ test provides the ability to compare patients to a normal database. When patients replicate the same carefully administered, standardized movements performed by subjects in the normalized database, an accurate comparison can be made. Using a data analysis system (described in greater detail below), the comparison of a patient's patterns with those of the "normal" subjects in our database is the basis of the MPR™ System.

Market Opportunity

Overview
Back pain is one of the most common and significant musculoskeletal medical problems in the world. Back injuries are the leading cause of disability in the United States for people younger than 45 years of age and have been the most expensive health care problem for the 20 to 50 year-old age group. Eighty percent of adults seek care at some time for low back pain, and approximately one third of all disability costs in the United States are due to back disorders.

For most patients, the cause or causes of persistent back pain remain poorly understood. Although imaging procedures, including computerized tomography (CT) and magnetic resonance imaging (MRI), are able to accurately define structural anomalies, the correlation of these anatomic findings with physiology, back pain, and other clinical complaints is imprecise.

Back pain is classified into three categories based on the duration of symptoms:

•	Acute back pain is arbitrarily defined as pain that has been present for six weeks or less.
•	Sub acute back pain has a six- to 12-week duration and
•	Chronic back pain lasts longer than 12 weeks.

Acute low back pain is often recurrent, and most patients with a history of acute episodes eventually have more chronic symptoms. Also, persons who seek medical attention for back pain are thought to be at increased risk for chronic pain and disability. We believe patients in all three groups (acute, sub acute and chronic) are appropriate candidates for MPR™.

Key Market Trends
Several trends have expanded the market for better solutions to diagnosing back problems:

•	increased employer and payor aggressiveness in quantifying and seeking ways to reduce the economic toll of back injuries, one of the largest segments of health care costs;
•	growing awareness of the need for objective information in medical-legal injury litigation;
•	need for measuring patient treatment effectiveness and managing patients to successful outcomes;
•	increased health care purchaser and provider attention to injury prevention; and,
•	increased patient awareness of treatment alternatives.

We believe the convergence of these trends has magnified the large business opportunity to provide clinically proven tools to reduce the costs and improve the outcomes of patients with back pain.

Target Markets for MPR™
The target markets for MPR™ are large and include the following:

•	Primary care physicians, who initially treat the majority of patients with back pain;
•	Specialists including neurologists, orthopedic surgeons, physical medicine and rehabilitation physicians (PM&R) and occupational medicine practitioners (occmed);
•	The employer market;

•	The Workers’ Compensation market;
•	Heath Maintenance Organizations (HMOs); and,
•	Insurance companies.

Primary Care Physicians
Primary care physicians typically include family practice physicians, internists, obstetricians, gynecologists, and pediatricians. As back pain is extremely common, these physicians actually see most of these private patients and often have extensive experience in treating acute back pain due to muscle dysfunctions.

Primary care physicians provide a non-invasive (non-surgical) approach and often utilize prescription medications to help reduce pain and inflammation, as well as using the services of physical therapists to assist in maintaining range of motion and muscle tone. Often, they may order a variety of spinal diagnostic procedures to more fully investigate the potential causes of persistent back and neck pain and refer patients to a specialist for further diagnosis and treatment.

Specialists
There are several areas of specialty medicine that we believe represent target markets for MPR™. They include:

•
Neurologists - A neurologist is a medical doctor who has trained in the diagnosis and treatment of nervous system disorders, which include diseases of the brain, the spinal cord, the nerves, and the muscles.

•	Orthopedic Surgeons - Orthopedic surgeons treat the surgical diseases, conditions and injuries of the bones, muscles and joints.
•
Physical Medicine and Rehabilitation - Physical Medicine and Rehabilitation (PM&R), also called physiatry, is the branch of medicine that emphasizes the prevention, diagnosis and non-surgical treatment of disorders - including those of the musculoskeletal system - that may produce temporary or permanent impairment.

•	Occupational Medicine - Occupational Medicine is concerned with the treatment of patients with occupational and environmental illnesses and/or injuries.

Employers
We believe employers can directly benefit from reductions in the medical and income continuation costs due to better diagnosis and treatment of back problems.

The second component of this market - and a market segment unto its own - is the use of MPR™ as an occupational assessment tool to prevent injuries from occurring in the first place. For these employers, we believe screening new and veteran employees to identify those with positive MPR™ tests could improve job placement and identify high-risk groups for future injury that may benefit from back strengthening and flexibility exercises. This use of MPR™ as a predictive tool also blends well with the trend towards preventative medicine.

Additionally, the Company may look at other occupational medicine applications once MPR™ is fully tested for the back/neck.

Workers’ Compensation Market
Work-related back and neck injuries - or musculoskeletal disorders - are caused or aggravated by the work environment. Work-related back and neck injuries can result in reduced worker productivity, inability to perform job tasks, work loss, and temporary or permanent disability.

We believe that Workers’ Compensation carriers stand to generate savings and improve their competitive market position through the adoption of the MPR™ technology. Although state laws vary, carriers are usually able to dictate or influence the sources of care for back problems, particularly in the crucial early period. Increasingly, managed care organizations provide workers’ compensation services through contractual relationships with physician groups. These organizations have the authority to recommend the incorporation of MPR™ into their assessment and treatment protocols.

Health Maintenance Organizations (HMOs)
HMOs contract with large medical groups to provide services under both health benefit and workers’ compensation plans. We believe the use of MPR™ can reduce the need for more expensive tests, reduce the number of physician and non-essential therapy visits, and assist physicians in recommending appropriate rehabilitative therapy. For this reason, we believe managed care organizations such as HMOs will be highly motivated to adopt the cost-effective MPR™ technology.

Insurance Companies
We believe the insurance companies are large targets because their reimbursement policies and practices have a profound impact on the medical diagnostic industry; they largely dictate pricing policies, methods of distribution and growth strategies. Insurance companies are also playing an increasingly important role as prescribers. We believe MPR™ has the potential to control direct medical costs and indirect costs such as lost time, disability claims, and litigation expenses and therefore we believe that MPR™ will be well received by insurers. We also believe they can become a major source of referrals, particularly in the workers’ compensation market.

MPR™ has the potential to serve all of the above markets. Because these markets are inter-related, we believe marketing simultaneously to all markets will reduce the sales cycle, sales and marketing costs and increase market penetration in each segment.

A common trend in each of the market segments is increased competition based not solely on price but also on health outcomes. For employers, reduced toll of back injuries translates directly into higher employee productivity and enhanced profits. Health care risk-bearing and delivery organizations find that clients are demanding better health outcomes, which in turn translate into higher productivity and profitability. National organizations such as the National Committee for Quality Assurance (NCQA) and the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) are promoting outcome-oriented standards and requiring that organizations maintain records and report on outcomes in a growing range of health domains. In this environment, improved treatment of back injuries would provide a significant competitive advantage, with demonstrably improved health and economic outcomes. Given the potential use of MPR in measuring treatment outcomes, we believe our company is well positioned to benefit from the current health care environment.

Our Product Offerings

The MPR™ System
The MPR™ System is a new clinical tool that performs a biomechanical and mathematical analysis of muscle function based on the simultaneous measurement of surface electromyography (sEMG) signals produced by 14 back and neck muscles during the execution of nine distinct body movements (an MPR™ Test). A patient's muscle contractions are digitized and processed by a data analysis system that generates graphic images of recognizable muscle activity patterns. A computer-assisted comparison of a patient's patterns with those produced by normal subjects in our database is then provided in a report that forms the basis of the MPR™ evaluation.

Technologists who perform MPR™ tests on patients are required to receive training from us. We do not believe that any special governmental or regulatory license, certification or approval is required for a Technologist to perform MPR™ Tests.

The MPR™ System consists of three components:

•	the MPR™ Data Acquisition Device
•	the MPR™ Data Analysis System
•	the MPR™ Report

The MPR™ Data Acquisition Device
The MPR™ Data Acquisition Device consists of a commercially available laptop computer system and a recording system equipped with a set of signal amplifiers. The amplifiers are attached to disposable skin-surface electrodes that pick up the electrical signals produced by the underlying muscles. The recording system and signal amplifiers are purchased from one of several suppliers in the market place.

The Data Acquisition Device is controlled by proprietary data collection software developed and owned by us. The software prompts and guides the Technologist (operator) in performing the required data collection tasks; it assists patient and operator in the execution of body movements by providing visual and audio prompts; and it provides a real-time graphical display of muscle activity. Another important feature of our software is its ability to provide a visual analysis of signal quality to the Technologist at each electrode/muscle site that recognizes and warns the operator of signal irregularities. The MPR™ Technologist is therefore assisted in completing successfully and reliably the data collection process, and is further guided in archiving and transmitting data for clinical analysis.

The MPR™ Data Analysis System
The data collected during each MPR™ Test is processed by our computerized Data Analysis System which we maintain at a central location. Our proprietary analytical software assesses the quality of the MPR™ data and derives a number of complex measures which characterize the patient’s muscle recruitment patterns. These measures are then compared to their respective equivalent derivations from a normative database of non-injured and pain-free subjects. The results of the analysis are presented in an MPR™ Report, which is electronically transmitted to the referring health care provider.

The MPR™ Report
The MPR™ Report provides the health care provider with findings that we believe can assist in classifying the patient as normal or with a graded level of muscle dysfunction (abnormal). The MPR™ Report includes graphic, statistical and narrative representations of each muscle group’s recruitment patterns as compared to normative patterns and provides important information about the muscle groups examined. This information includes:

Evidence of dysfunction:	Reports if muscle recruitment is normal or abnormal and, if abnormal, the location of the abnormality.
Conditions of occurrence and severity of dysfunction:	Reports the severity of the dysfunction as compared to normal, and the motor movement(s) in which a dysfunction was observed.
Patterns of abnormal muscle recruitment:	Provides a graphic presentation of the abnormal muscle patterns, including the patterns of abnormal muscle compensation.

MPR™ - based Clinical Evaluation
The MPR™ Report and a health care provider clinical examination would form the basis of an MPR™- based evaluation. At the discretion of the referring health care provider, patients may be retested to measure the progress of treatment and assist in making a decision for discharge. We believe several other critical questions are implicitly addressed when a patient is retested to ascertain if additional treatment is advisable. For example:

•	Is the patient's muscle recruitment pattern now within the range of normal?
•	If not, have the patient’s recruitment patterns improved through treatment?
•	Should the payer continue to fund further (or alternative) treatment?

These questions address issues of rehabilitation, short and long term disability, and the ability of a person to return to work.

Manufacturing and Service
We use commercially available data recording equipment and disposable electrodes from Thought Technology Ltd., (“Thought Technology”) an unaffiliated biofeedback and psycho-physiological instrument manufacturer based in Montreal, Canada. Thought Technology maintains all relevant manufacturing facility registrations and Quality System certifications (ISO 13485) for the sEMG/ECG equipment and disposables used in the MPR™ System, and is in full compliance with FDA, Health Canada and European (CE Marking) requirements.

We also plan on establishing and maintaining Quality System certification (ISO 13485) and establishment registrations in full compliance with FDA, Health Canada and European (CE Marking) requirements.

We perform the final assembly of the MPR™ Data Acquisition Device, which includes software installation on a commercially available laptop computer, system configuration, and final system testing. The MPR™ software is produced and released by us. We are also responsible for first-line service, including software support. Individual equipment is serviced by their corresponding manufacturers.

The MPR™ Data Analysis System (central application server and related software) is configured, maintained, and operated by us.

Regulatory Requirements
The Food and Drug Administration (FDA), under the authority of the Federal Food, Drug, & Cosmetic (FD&C) Act and the Safe Medical Devices Act (SMDA), regulates all medical devices manufactured, imported or offered for import in the United States. FDA’s Center for Devices and Radiological Health (CDRH) is charged with assuring the public that a device is safe and effective for its intended use. CDRH is also responsible for regulating the firms who manufacture, re-package, re-label, and/or import medical devices sold in the United States. In particular, Quality System requirements for medical device companies are set out in the Quality System Regulation (QSR), Part 820 of 21 CFR (Code of Federal Regulations).

The level of regulatory scrutiny is determined in good part by the class of a device. Device classification is risk-based, depending on the intended use of the device and its indications for use. Devices fall into three classes: Class I, II and III, with Class I devices requiring the least stringent controls and Class III devices requiring the most stringent controls. All classes of devices are subject to General Controls, which include establishment (manufacturing/assembly site) registration, device listing, labeling, and Good Manufacturing Practices (GMP) in compliance with the Quality System Regulation.

The FDA does not actually test devices, but through various committees, it reviews pre-marketing applications for devices to assure their safety and effectiveness in accordance with their classification. For the majority of diagnostic devices, a manufacturer placing a new device on the market must first demonstrate that the device is “substantially equivalent” to a legally marketed device that has already been classified (known as a “predicate” device). This is accomplished by submitting a Premarket Notification under Section 510(k) of the FD&C Act. If after the 510(k) review the new device is found to be “substantially equivalent” to its “predicate” device, the FDA will allow the interstate sale of the new device.

Thought Technology’s sEMG equipment used in the Data Acquisition Device of the MPR™ System has already been cleared by the FDA under Section 510(k). We plan on seeking our own 510(k) approval from the FDA in 2007. We are working with experienced FDA/regulatory consultants and have already identified suitable predicate devices, which we believe are substantially equivalent to the MPR™ System. A 510(k) premarket notification to the FDA is planned for 2007 to approve the system for sale as an adjunct diagnostic device. We anticipate additional performance and marketing claims will be filed with the FDA after the completion of our clinical studies - the results of which we believe will determine the degree of clinical utility for the MPR™ test as a diagnostic tool in its own right.

Reimbursement for MPR™ - CPT Coding
When billing insurance companies for services like MPR™, health practitioners use “codes”. Reimbursement claims require the use of two coding systems: one that identifies the patient's disease or medical condition (the International Classification of Diseases, 9th Revision, Clinical Modification, or ICD-9-CM, codes) and another that describes the procedures, services or supplies a practitioner provides to their patients (the Current Procedural Terminology, or CPT, codes).

CPT coding was developed by the American Medical Association (AMA) in 1966 in response to the increasing need for standardized terminology and clarity so that physicians and other health care providers could describe their work for purposes of billing health insurers. CPT is also used for administrative management purposes such as claims processing and developing guidelines for medical care review.

The process for requesting a new CPT code is well defined and the AMA has developed a formal process for evaluating coding suggestions. Requests are sent to the CPT Editorial Panel and reviewed by appropriate members of the CPT Advisory Committee. Coding proposals must contain detailed information on the procedure described, including a clinical vignette of the typical patient and, if a surgical procedure, an operative report. Copies of peer-reviewed articles published in U.S. journals describing the safety and effectiveness of the procedure must also be included.

MPR™ has been reimbursed under a general CPT code for “Alternative Neuromuscular Disorders” (Code #95999). We believe that to obtain broad acceptance of the MPR™ System with health care practitioners, it may be important for us to obtain a more specific CPT code for the test than Code #95999. We are working with a leading specialized consulting firm that provides financial and regulatory services to companies like ours and we expect to complete a thorough analysis of this issue before a decision is made regarding a specific reimbursement code.

Patents and Trademarks
Our technology is protected by the following patent:

Patent	Information	Dates	Status	US Serial

Muscle Pattern Recognition	Full application	August, 2001	Approved	6,280,395

Our Muscle Pattern Recognition patent protects the method for determining muscle dysfunction of a subject; the system for determining muscle dysfunction of a subject; the computer readable medium having stored instructions (computer programs) for analyzing the muscle dysfunction of a subject; a muscle dysfunction evaluation network (data collection, analysis, reporting and communications links) for determining muscle dysfunction of subjects; and a muscle dysfunction report.

We have not applied for patent protection for the MPR technology in any country other than the United States, although we anticipate doing so if and when any U.S. patents are issued.

Competition
The market for our solutions is very competitive and is constantly changing. Our competitors vary in the size and scope of the products and services they offer. We may encounter competition from a number of sources, including:

Myosymmetries International Inc.
Myosymmetries International is a privately-owned, Canadian-based pain treatment clinic specializing in the application of integrated psychological, massage and physical therapies for the treatment of chronic musculoskeletal pain resulting from either traumatic or repetitive strain injuries. We believe the bulk of their research is applied to patients who have been diagnosed with Fibromyalgia or Chronic Fatigue Syndrome although some of their work involves the evaluation of patients with lower back pain. The focus of their research into back pain appears to involve comparing sEMG signals between one side of the lower back versus the other (i.e. left side versus right side). We believe this approach is limiting because it does not look at the entire musculoskeletal system of the back and the neck.

Biotonix Inc.
 Biotonix is a Canadian-based health care company that has developed a non-invasive technology for assessing musculoskeletal form and function called BioPrint. BioPrint involves the placement of a number of reflective markers on the patient, taking four digital photographs of the patient, and comparing the digital results against an expert system. The system does not involve the use of sEMG and appears to be based more on bone structure than muscle physiology. The primary purpose of BioPrint is to analyze posture and to use certain exercises to correct any postural deviations. The primary market for BioPrint appears, at this time, to be the chiropractic market. Although we do not believe that the Biotonix technology can compete directly with MPR™ , it is mentioned here because it is used in the assessment of musculoskeletal form and function.

Precision Biometrics, Inc.
Precision Biometrics, Inc. is a private U.S. company that manufactures and sells electrophysiological equipment including a static sEMG system called the MyoVision 8000. The MyoVision 8000 appears to be used primarily by chiropractors to evaluate patients with back problems. The system looks at left side of the back versus the right side and the results are displayed on a screen for the patient to view. We believe the results have limited value because it appears they can be affected by the improper placement of the hand-held units, the cleaning fluid used on the terminals, patient sweat and technician error. Precision Biometrics reports that the underlying technology has been undergoing research for over 13 years and has not yet been subjected to peer review or any independent clinical trials.

Noromed
Noromed is the medical division of Myotronics-Noromed, Inc., a private U.S. dental electronics company. Noromed designs and manufactures sEMG, Dynamic Range of Motion and muscle testing devices for evaluation and rehabilitation applications in physical medicine, physical therapy, chiropractic and university research. Noromed believes their sEMG instrumentation has additional applications as a therapeutic device in muscle re-education. i.e. treatment of stroke patients and treatment of injured muscles.

We believe Noromed has two products that may be viewed as competitive. The first is a sEMG device and the other is a Dynamic Range of Motion device. The sEMG device is used to compare one side of the back to the other (i.e. right side versus left side) and can be used as either a hand-held device or as a patient-mounted device. As a hand-held device, the results from the sEMG equipment may be viewed as subjective because placement of the electrodes is at the discretion of the technician doing the test. As a patient-mounted device, the sEMG device is limited to collecting signals from the lower back and the results are measured against a patient’s earlier test rather than a normative database. Noromed’s Dynamic Range of Motion instrumentation is used to measure lumbar flexion extension and range of motion, We do not believe this is a direct competitor to MPR™ which measures muscle function.

We believe our MPR™ System offers the following advantages compared to our competition:

•	Our research has been subjected to independent scientific peer review and published in highly regarded journals;
•	Our test is objective and not influenced by the Technician;
•	We have independent clinical results to support our research;
•	We have a Medical Advisory Board that we believe is comprised of some of the leading back experts in North America;
•	We believe our business model blends well with the current cost-conscious health care market.

Sales and Marketing

Overview
We believe today’s health care environment in the U.S. is very complex, and the development and introduction of a new medical device such as MPR™ involves not just an FDA approval process, but overcoming significant reimbursement hurdles and complex commercial challenges associated with training and educating physicians, patients and payors.

We believe the traditional delivery of health care, when decision-making was based on the sole discretion of the treating physicians, has evolved toward a more financially based, protocol-driven medical care that is now known as evidence-based medicine. We believe this new healthcare paradigm has created new and complex relationships between all organizations that populate every point of the health care compass - integrated insurers, self-insured employers, managed care organizations, third party administrators, risk managers and physician networks. We believe complicated new relationships have evolved and must all be considered as part of the marketing effort of MPR™.

The Marketing Plan
We believe there are three broad markets for MPR™ under which all other target markets fall. The three markets are the Major Medical market, the Workers’ Compensation market and the Medical/Legal market. Our initial target market for MPR™ is the Major Medical market because we believe successfully penetrating this market will allow us to reach the largest audience of potential users and referrers of the test.

Major Medical Market
The target markets for MPR™ within the medical profession include Neurologists, Orthopedic Surgeons, Physical Medicine and Rehabilitation Specialists (Physiatrists), Occupational Medicine Practitioners (OccMed), Primary Care Physicians (GPs) and Physical Therapists.

For MPR™ to be accepted by this market we believe there are three important conditions that must be met:

1.	The clinical effectiveness of MPR™ must be demonstrated in independent clinical studies and the results must be published in one or more peer-reviewed journals;
2.	Medical professionals must be certain that they will be reimbursed if they prescribe the test; and,
3.	There must be minimal disruption in the way physicians treat their patients when introducing MPR™ into their practice.

To meet the first condition, we have started an independent clinical trial of MPR™ at two North American sites with plans to expand to four. Patient recruitment to this trial is currently on hold and will remain so until we obtain further funding.

Integrated medical practices (physicians with rehabilitation capability) and independent rehabilitation hospitals and clinics were approached to participate in our clinical trial. Site selection was important and was ultimately based on three criteria:

1.	The participating site should be, in our view, recognized as a leading center for the treatment of back and neck injuries;
2.	Each site must meet certain commitments regarding patient recruitment; and,
3.	Each site must have the potential of becoming an MPR™ customer after the trial has been completed.

We believe each of the four participating centers also has the potential to serve as a provider of the technical services (i.e. perform the MPR™ test) for potential new customers such as Workers’ Compensation members and local employers.

We believe successful completion of the clinical trial will allow us to receive all necessary regulatory bodies’ clearance for the U.S., Canadian and European markets. Concomitantly, we believe it will provide all necessary data for the preparation and submission of independent scientific papers to peer-reviewed journals and the participation in selected scientific and medical conferences.

Following the clinical trial, we intend to use the recognition and influence of our Medical Advisory Board (MAB) members to assist in the process of MPR™ methodology acceptance in the medical community at key scientific and medical conferences.

We anticipate target marketing will follow from industry and trade awareness campaigns to specific executions directed at specific customers and customer segments. We expect individual physicians and occupational clinic settings involved in Workers’ Compensation will be an early initiative under our marketing plan.

The Workers’ Compensation system is a legally-driven medical delivery system and we believe that many physicians do not wish to become involved in litigated matters and defer such cases to those specialists who are familiar with the compensation laws. It is this latter group of health care providers who take care of the overwhelming majority of such cases. The specialties of Occupational Medicine, Orthopedic Surgery, Neurology and Physical Medicine and Rehabilitation (Physiatry) are the most common care providers to the injured worker. It is to these groups of providers that we will initially concentrate our efforts. Through publications in medical journals, presentations at national medical conferences, lectures at smaller local medical societies and hospitals, discussions with selected teaching hospitals and universities, and the writings and endorsements of the members of our MAB members, we believe we can appropriately present the MPR™ technology to a wide audience of users. As the members of a medical community tend to speak freely amongst themselves about emerging technologies, we believe we can also expect a greater awareness of MPR™ from simple doctor-to-doctor word of mouth.

We believe that as the awareness of the MPR™ technology increases, it will be easier for a physician to request a test just as he/she can request an x-ray or an MRI. And because it is only the physician who can institute a rehabilitative treatment program for an injured patient, he/she can also order follow-up MPR™ testing to monitor a patient’s progress during their rehabilitative recovery phase and assist in bringing that case to closure.

At approximately the same time, we expect to contact and begin all of the necessary activity to join with other high-profile providers of healthcare and work with them as beta-sites to help spread the word and independently demonstrate the benefits of the MPR™ technology in the diagnosis and treatment of back and neck injuries.

Discussions have already begun with healthcare providers and large key national employers and insurers. They have all indicated their interest and intention to become involved with us both as users and buyers of the MPR™ services upon completion of the clinical trial and with our FDA clearance, if obtained.

Under these ‘joint ventures’, we believe that we will soon thereafter generate the support and data necessary to obtain our own CPT code (reimbursement code), a key, we believe, to more widely spreading the awareness and utilization of the MPR™ technology and a key, we believe, to meeting the second condition in obtaining acceptance by the medical profession.

Finally, we believe that it is well-known that health care providers, specifically medical doctors, use testing and examination methodologies that they have learned through their years of training and practice and that changing the way in which they treat their patients is a difficult challenge for companies like ours. To overcome this challenge (the third condition listed above), we expect to start contacting medical schools after the completion of the clinical trial to begin training those specialists that have been identified as the main prospective users of MPR™ (i.e. occupational medicine doctors, physiatrists, neurologists, and orthopedic surgeons). We intend to approach influential medical schools to start such a program that we believe will allow the MPR™ methodology to become a part of the training curriculum for the clinical evaluation of patients with non-surgical back and /or neck injuries.

Workers’ Compensation

History and Overview
In almost all states, employers are required to purchase insurance for their employees from a workers' compensation insurance company - also called an insurance carrier. In some states, larger employers who are clearly solvent are allowed to self-insure or act as their own insurance company, while smaller companies (with fewer than three or four employees) are not required to carry workers' compensation insurance at all. When a worker is injured, his or her claim is filed with the insurance company - or self-insuring employer - who pays medical and disability benefits according to a state-approved formula.

The workers' compensation system provides replacement income, medical expenses and sometimes vocational rehabilitation benefits (i.e. on the job training, schooling or job placement assistance). An employee temporarily unable to work due to work-related injury is often entitled to receive two-thirds of their average wage up to a fixed ceiling. These payments are tax-free, so they would fare reasonably well in most states. Many employees are eligible for these wage-loss replacement benefits as soon as they've lost a few days of work because of an injury (i.e. back injury) that is covered by workers' compensation.

Although state laws vary, insurance carriers are usually able to dictate or influence the sources of care for back problems, particularly in the crucial early period. These organizations have the authority to recommend the use of MPR™ in their assessment and treatment protocols. We believe Workers' Compensation boards and self-insured companies stand to generate substantial savings by using MPR™ because of the enormous costs involved in lost productivity associated with employee time away from work.

There are many players involved in the many facets of the implementation of the workers' compensation system. They include:

•	the medical profession in the broadest definition of 'medical'
•	insurance companies
•	employers and employer organizations
•	injured workers
•	labor unions and workers' organizations
•	attorneys and their organizations
•	the state agencies that regulate and implement the workers’ compensation program

We believe all of the players are in some way linked to each other under the workers’ compensation system, and we believe each stakeholder represents a distinct market for MPR™ and requires a unique marketing approach. The one common element however that underscores each of these markets is that to be successful, we believe MPR™ must gain the acceptance of the medical profession and the insurance companies.

Insurance Companies and Medical/Legal Market
Addressing the needs of the insurance companies will be one of the other prime focuses of our marketing plan. Their reimbursement policies and practices may have a profound impact on our methods of distribution, our growth strategy and ultimately on our revenues because their reimbursement procedures largely dictate the pricing policies for our product. We believe that by addressing the needs of the insurance companies, we are also addressing the needs of the medical professionals who use MPR™. Third party payers can be very controlling and onerous for physicians to deal with on a day-to-day basis and if we are successful in establishing clear reimbursement policies for MPR™, we believe physicians will be more likely to use the test because they may be saved the aggravation of fighting the insurance company over billing and payment for the test.

When billing insurance companies for services like MPR™, health practitioners use reimbursement codes. Reimbursement claims require the use of a coding system: one that identifies the patient's disease or medical condition and another that describes the procedures, services or supplies a practitioner provides to their patients (the Current Procedural Terminology, or CPT code).

The process for requesting a new CPT code is well defined by the American Medical Association which has developed a formal process for evaluating coding suggestions for products like MPR™. In the past, MPR™ has been reimbursed under a general CPT code for “Alternative Neuromuscular Disorders” (Code #95999). To obtain broad acceptance of the MPR™ System with insurance companies and other third party payers, we believe it may be necessary to obtain a more specific CPT code for the test than Code #95999. To help us achieve this goal, we are working with a leading specialized consulting firm that provides financial and regulatory services to companies that operate in regulated industries.

If we are successful in obtaining a CPT code for MPR™, the marketing emphasis with the insurance companies is likely to shift from proving the safety and effectiveness of MPR™ to demonstrating the economic benefits associated with using the test to identify and treat muscle dysfunction of the back and the neck. We believe this shift can be accomplished through one or more independent cost/benefit studies which we plan on beginning after the current clinical trial has been completed.

We believe the value of these cost/benefit studies to us is great because insurance companies are also playing an increasingly important role as prescribers. And because we believe MPR™ has the potential to control direct medical costs and indirect costs such as lost time, disability claims, and litigation expenses, we believe that MPR™ will be well received by insurers who have the potential to become a major source of referrals, particularly in the workers’ compensation market. The cost of these studies is expected to be less than those associated with the current clinical trial and may be absorbed by one or more potential customers.

Other Target Markets

Employers
Most employers are experience-rated for workers’ compensation. They can directly benefit from reductions in the medical and income continuation costs due to better discernment in the diagnosis and treatment of back problems. In addition, many employers retain significant financial risk for disability and lost wages as well as health care costs under health benefit plans they purchase on behalf of their employees and dependents. We believe these employers stand to reduce their health care costs by using MPR™.

Self-insurance, in the context of workers’ compensation (WC), is a program under which an employer assumes the risk for the vast majority of its WC liabilities, and purchases some form of excess, or stop-loss coverage, designed to protect the employer from catastrophic losses. We will initially focus our sales and marketing efforts with those employers where we believe the MPR™ System’s strengths and economic advantages are most easily recognized and quantified. Some of these employers include previous users of MPR™.

We will also target specific employers where MPR™ has the ability to serve as an occupational health assessment tool that we believe can be used not only to reduce the overall cost of health care and health care insurance but also as an assessment tool to prevent back injuries in those employees who may have a pre-existing condition. Examples of these employers include those companies working in the automobile manufacturing sector, airlines, ground transportation and heavy manufacturing.

Health Care Plan Administrators will also be targeted. These large organizations provide services to public and private self-insured employers. In their role to manage private plans, they can influence care strategies and/or treatment selection criteria, and they may have authority to commit funds for evaluation and treatment. Most of them have financial incentives to contain costs and limit payors' exposure related to ongoing treatment and disability.

Other target markets include firms servicing insurance companies, third-party plan administrators for self-insured employers, and risk and case management companies. We plan on targeting the medical care providers that service these markets such as hospitals, rehabilitation clinics, industrial clinics, diagnostic centers, physical therapists and MRI imaging centers. We feel this second group is also an important component of our strategy because, in addition to its capacity to prescribe MPR™, it may serve as a delivery vehicle for the test.

Health Maintenance Organizations (HMOs) are expected to be of vital importance to us due to their leadership role in the cost containment drive and the considerable market share they enjoy.

We will also attempt to recruit hospitals, independent clinics and diagnostic centers as evaluation centers for MPR™ evaluations. We believe these providers have the potential to become the delivery system for corporate clients and insurance companies. They have the ability to service the medical/legal market and may later become the sites for entry into the medical back pain and physical medicine market.

We also believe that the MPR™ technology can have a significant impact on the cost containment related to the conservative management of back and neck patients in the rehabilitation industries. The large increase in the cost of treatments over the last decade has resulted in more and more reimbursement being based on capitation. Under the capitation system, health care providers are awarded a fixed maximum in their fees for services. At this time, we believe there are no known objective measures that can monitor if a patient needs more treatment or not. We believe we can provide this objective evidence, and we are planning to build relationships with major national rehabilitation organizations that we believe will result in the establishment of best care practices for the delivery of back and neck rehabilitation protocols.

We also expect to enter into agreements with local and regional medical product distributors to reinforce the sales and marketing of MPR™, and to act as service providers to their customers and to other strategic partners. We believe that developing longer sales cycle opportunities will be accomplished through more comprehensive strategic marketing and foreign and domestic partnerships. We anticipate that this combination of efforts will establish the product awareness and acceptance.

Regional Reference Centers
We also plan on establishing several Regional Reference Centers to service specific geographic markets. These Centers are expected to include:

a.
Company-owned and operated Centers - by establishing key company-owned and operated MPR™ Centers, we hope to demonstrate the economic and business models of high volume centers. We plan to do this prior to creating the value proposition of (b).

b.	Franchised MPR™ Centers - we plan for providing opportunities for entrepreneurs to own and operate certain Regional Reference Centers which we believe will provide us with additional revenue streams.

Growth Through Partnership
We are in the process of developing corporate alliances for the development, sales and marketing of MPR™ in a number of important markets. Initially, we are targeting strategic alliances with corporate partners to gain ‘footholds’ in specific markets outside the United States.

The second level of partnerships is expected to be with U.S. corporate partners to gain access to our key domestic markets. Together we hope to encourage pilot projects with carefully selected customers - employers, workers' compensation carriers, managed care organizations and physicians groups that deliver significant services under workers' compensation.

We have entered into discussions with a European-based company for the sales, marketing and distribution of MPR™ in the European Union (EU) but no agreement has been reached. We have also entered into discussions with another company for a similar deal in Canada but no agreement has been reached.

Research and Development
We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Two of our four employees and two of our three independent consultants devote at least a portion of their time to research and development activities.

Employees
We have four full-time employees including one research and development employee, one medical and clinical employee and two administrative employees. Three of our employees are members of management. To the best of our knowledge, we are in compliance with local prevailing wage, contractor licensing and insurance regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.

Available Information
Our website is www.impactmedsol.com. On our website we make available at no cost our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such material with, or furnish them to, the United States Securities and Exchange Commission (“SEC”). The information contained on our website is not a part of this annual report on Form 10-KSB.

Item 2.	Description of Property.
We lease approximately 200 square feet of office space at 17011 Beach Boulevard, Suite 900, Huntington Beach, California, 92647 pursuant to a month-to-month lease which expires in March 2007. Our lease provides for an annualized rental of approximately $20,220 which is subject to adjustments every six months. The space can house approximately two staff. We believe that our facilities are adequate for our needs and that additional space is readily available should we need it.

Item 3.	Legal Proceedings.
We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us, or has an interest in any proceeding which is adverse to us.

Item 4.	Submission of Matters to a Vote of Security Holders.
None during the fourth quarter of the 2006 fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.
There is no public market for the Company's Common Stock. As of April 16, 2007, there were 106 holders of record of our Common Stock.

Dividends
To date, we have neither declared nor paid any dividends on our common stock nor do we anticipate that such dividends will be paid in the foreseeable future. Rather, we intend to retain any earnings to finance the growth and development of our business. Any payment of cash dividends on our common stock in the future will be dependent, among other things, upon our earnings, financial condition, capital requirements and other factors which the board of directors deems relevant. In addition, restrictive covenants contained in any financing agreements entered into in the future may preclude us from paying any dividends.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The information set forth and discussed in this Management’s Discussion and Analysis or Plan of Operation is derived from the Financial Statements of Impact Medical Solutions, Inc. and the related notes thereto which are included as exhibits to this current report. The following information and discussion should be read in conjunction with such Financial Statements and notes. Additionally, this Management’s Discussion and Analysis or Plan of Operation constitutes forward-looking statements. We encourage you to review our “Cautionary Note Regarding Forward-Looking Statements” at the front of this current report, and our “Risk Factors” set forth above.

Overview
We were formed on October 20, 1997 to pursue a business combination. We purchased the assets of MPR Health Systems, Inc. on September 9, 2003, including a patent and trademark for the Muscle Pattern Recognition (MPR™) System. On December 27, 2006, we entered into a Plan and Agreement of Merger (the “Merger Agreement”) with Freedom 1, Inc. (“Freedom 1”), a “blank check company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since December 2002 and continuing after the Merger, we have been involved in the development and pre-market clinical testing of the MPR System.

Plan of Operations

In the next 12 months, we will strive to implement our business strategy described in Item 1. Description of Business included in this Annual Report on Form 10-KSB.

During the years ended December 31, 2006 and 2005, we incurred a net loss of $2,077,147 and $1,496,992, respectively. We are in the development stage and have not earned any revenue since our inception. Current funds available to us will not be adequate for us to complete our clinical program. Therefore, we will need to raise additional funds in order to fully implement our business plan. We will attempt to raise approximately $1,500,000 in additional funds over the next 12 months through private placements. However, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

Our continued operations therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us. If we cannot obtain needed funds, we may be forced to curtail or cease our activities. We may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive. See “Results of Operations -- Liquidity and Capital Resources” and “Risk Factors -- We may need to raise additional capital in the future, but that capital may not be available.”

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our core research and development activities. Two of our four employees and two of our three independent consultants currently devote at least a portion of their time to our research and development activities. We anticipate increasing levels of resources will be dedicated to research and clinical development in the implementation of our business strategy within the next 12 months.

As our business grows, we anticipate hiring additional employees and retaining additional consultants.

Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We rely on historical experience and on other assumptions we believe to be reasonable under the circumstances in making our judgment and estimates. Actual results could differ from those estimates. We consider our critical accounting policies to be those that are complex and those that require significant judgments and estimates, including the following: recognition of revenue, expensing of software development costs and valuation of our intangible assets and the determination of the valuation allowance of our deferred income taxes.

Development Stage Company
We are a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." We are devoting substantially all of our present efforts to establish a new business, and our planned principal operations have not yet commenced. We have not generated any material revenues throughout our history and our ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.

Cash and cash equivalents, other cash flow statement supplemental information and concentration of risk
We consider all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits. We believe that our loss exposure is limited due to quality of the financial institutions that hold our deposits.

Income taxes of $800 and $2,400 were paid in 2006 and 2005, respectively. No interest payments were made in 2006 and 2005.

Furniture and Equipment
Furniture and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which is 5 years.

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. When furniture and equipment are retired or disposed of, the related costs and accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in operations.

Patent
Patent consists of U.S. Patent No. 6,280,395 and legal fees incurred in maintaining the patent for our product. These costs are amortized over a period of seventeen years using the straight-line method.

Long Lived Assets
Long-lived assets (primarily furniture and equipment and patents) are reviewed annually for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

Research and Development Costs
Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB Statement No. 2, “Accounting for Research and Development Costs”.

Income Taxes
We account for income taxes under the liability method required by SFAS No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stock-based Compensation
We have adopted the provisions of SFAS 123(r) and have measured compensation cost related to stock options issued to employees at their fair value using the Black-Scholes method. Stock based compensation issued to persons other than employees is also reflected in the financial statements at fair value computed using the Black-Scholes method.

Fair Value of Financial Instruments
We measure our financial assets and liabilities in accordance with accounting principles generally accepted in the United States. For certain of our financial instruments, including cash, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to Impact Medical for notes payable of similar maturities are substantially the same.

Results of Operations

Research and Development
 We expense our research and developments expenses. Research and development expenses consisted of costs associated with the design, development, testing, and enhancement of the MPR™ System. The primary costs are salaries, consulting fees and non-recurring software development costs. Research and development expenses increased slightly to $212,060 in 2006 from $207,159 in 2005 primarily due to the ongoing work in the development of our analytical software.

Medical and Clinical
Medical and clinical expenses consisted of costs associated with the preparation for the clinical trials for the MPR™ System. The primary costs are salaries, consulting fees, clinical trial protocol development costs and clinical research organization costs. Medical and clinical expenses decreased to $249,165 in 2006 from $558,556 in 2005 primarily due to the suspension of patient enrollment in our multi-center clinical trial. The clinical trial was suspended in 2005 due to lack of adequate funding. We are currently working on securing new financing so that we can re-commence the clinical trial in the second half of 2007. Should our funding efforts be unsuccessful, the re-commencement of our clinical program would remain on hold until such time as appropriate financial resources were available.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

We had no revenues for the year ended December 31, 2006 and no revenues for the year ended December 31, 2005.
Direct costs for the year ended December 31, 2006 were approximately $461,225 compared to approximately $765,715 for the same period in 2005, a decrease of approximately $304,490 or 39.8%. This was a result of the suspension of patient enrollment in our multi-center clinical trial. We expect that we will require approximately $1.5 million of cash for operating activities in 2007. This increase will be due primarily to the recommencement of the clinical trial for MPR system.

Indirect expenses, which include indirect labor, professional fees, advertising, consulting and general and administrative, increased approximately $681,064 from approximately $687,851 for the period ended December 31, 2005 to approximately $1,368,915 for the same period in 2006. This represents an increase of 101.0%. This was a result of the issuance of common stock and warrants for professional services.

Interest Income and Expense
Interest expense for the year ended December 31, 2006 was $246,450 as compared with an interest expense of $42,759 for the year ended December 31, 2005. The increase in 2006 as compared to 2005 was primarily due to the issuance of warrants to extend the due date of debt.

Liquidity and Capital Resources

During the years ended December 31, 2006 and 2005, we incurred a net loss of $2,077,147 and $1,496,992. We are in the development stage and have not earned any revenue since our inception. These factors have caused our auditors to express substantial doubt as to our ability to continue as a going concern.

At December 31, 2006, we had cash and cash equivalents of $10,907 on hand. We utilized cash of approximately $989,036 in the period ended December 31, 2006 compared to $1,104,915 for the same period ended December 31, 2005. The cash used in operating activities in 2006 is lower than 2005 due to the suspension of our patient enrollment in our multi-center clinical trial. We have funded our operations primarily through private placements of equity securities. In 2006, we raised gross proceeds of approximately $517,305 through a private placement of 517,305 units at a price of $1.00 per unit, each unit consisting of one share of common stock and one Series B Warrant. Each Series B Warrant provides the holder thereof the right to purchase one share of common stock for $1.00 at any time prior to December 31, 2009. In 2005, we raised gross proceeds of $1,045,000 through private placements of 1,045,000 units at a purchase price of $1.00 per unit, each unit consisting of one share of common stock and one Series B Warrant. The costs relating to the units sold in 2005 totaled $52,689.

We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. If we are unable to generate increased revenue, it may be necessary for us to significantly reduce expenses or raise additional capital to stay in business. Although we believe the additional capital we will require will be provided through increased revenue, we cannot assure you that we can generate sufficient revenue to maintain projected operating levels. Accordingly, we may need to try to secure additional equity or debt financing which we cannot assure you would be available to us at prices that would be acceptable. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business. See “Risk Factors -- We may need to raise additional capital in the future, but that capital may not be available.”

RISK FACTORS

You should carefully consider the risks described below before making an investment decision in our securities. These risk factors are effective as of the date of this Form 10-KSB and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings incorporated herein by reference modifies or replaces such statement. All of these risks may impair our business operations. The forward-looking statements in this Form 10-KSB and in the documents incorporated herein by reference involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

We are a development stage company with a limited operating history and no revenues.
As a development stage company, our operations are subject to all the risks inherent in launching a new business enterprise, in developing and marketing a new product or service, and in establishing a name and a business reputation. The likelihood of our success must be considered in light of problems, expenses, difficulties and delays frequently encountered in converting prototype designs into viable production designs, and in achieving market acceptance with a new type of product or service. We have had no product revenues to date, have operated at a loss since inception, and will likely sustain operating losses for an indeterminate time period. There can be no assurance that we will ever generate material revenues or that we will ever be profitable.

We may need to raise additional capital in the future, but that capital may not be available.
During the years ended December 31, 2006 and 2005, we incurred a net loss of $2,077,147 and $1,496,992, respectively. We are in the development stage and have not earned any revenue since our inception. Current funds available to us will not be adequate for us to complete our clinical program. Therefore, we will need to raise additional funds in order to fully implement its business plan. We will attempt to raise approximately $1,500,000 in additional funds over the next 12 months through private placements. However, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

Our continued operations therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us. If we cannot obtain needed funds, we may be forced to curtail or cease our activities. We may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive.

If additional shares are issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company.

A large portion of our financing to date has been through the issuance of shares or through equity financing. There can be no assurances that we will become self-sufficient. Therefore, we may continue to issue shares to further the business, and existing shareholders may suffer a dilutive effect on the price of their shares as well as a loss of voting power in the Company.

We operate in a new and uncertain market.
Until now, muscle injuries have always been diagnosed and evaluated subjectively by physicians through physical examination. Accordingly, there is no established demand for a computer assisted procedure to assist in the diagnosis of such injuries, and it is difficult to predict if, and when, the procedure will gain wide acceptance by prescribers. A prerequisite to our success will be our ability to establish MPR™ as a standard medical practice for use in the diagnosis of muscle dysfunction. We believe it will take a minimum of three to five years for such awareness to be achieved, if it can be achieved at all. Factors that may affect market acceptance could include resistance to change, concerns over the lack of track record of the procedure, and the risk for insurance companies to use the results of the procedure to challenge or overrule the diagnostic or treatment decisions of a physician.

We may not be able to protect important intellectual property, and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.
We currently hold one United States patent on the MPR™ technology. While we believe that we have a proprietary position for our product, we believe that our ability to be successful will be contingent on our ability to protect the MPR technology, its future developments and its know how. There can be no assurance, however, that this patent will provide substantial protection of the MPR™ technology or that its validity will not be challenged. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so.

We presently have no patent protection of the MPR™ technology outside the United States.

We have only developed a single product which has no sales. The failure of such product to achieve market acceptance would result in our having to raise additional funds for research and development for new products.
Since our incorporation, we have been involved in the research and development of a single product: the Muscle Pattern Recognition System. The MPR™ System uses patented technology to analyze muscle function in the back and neck. To date, we have achieved no sales of this product and it has yet to achieve market acceptance. Unless we are able to successfully market its MPR™ System, we will need to raise additional funds to engage in the research and development of new products. We may be unable to raise additional funds on terms acceptable to us, if at all. We have a limited operating history and will continue to incur costs in launching our products.

We may not be able to grow at a rapid pace.
There is no established demand for the MPR™ System and we may be unable to create such a demand. We can not predict whether or not the MPR™ System will gain acceptance by doctors, chiropractors or other health professionals. In the event we are unable to create such acceptance, we will be unable to achieve significant revenues and may have to raise additional funds for research and development of additional products.

Our management controls a substantial percentage of our stock and therefore has the ability to exercise substantial control over our affairs.
As of the date of this Annual Report on Form 10-KSB, our directors and executive officers beneficially owned approximately 11,808,600 shares, or approximately 59.88%, of our outstanding common stock in the aggregate. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders and resist any takeover bids, thereby precluding our stockholders from receiving a premium bid price on their common stock.

The loss of our executive officers and certain other key personnel could hurt our business.
Our success wholly depends upon the personal efforts and abilities of our executive officers, Wayne Cockburn, Alan Goldman and Steeve Asselin. The loss of or unavailability of the services of any one of these individuals would have a material adverse effect on our business prospects and/or potential earning capacity.

We may not be able to hire and retain qualified personnel.
Competition for qualified personnel in the healthcare industry is intense, and we may not be successful in attracting and retaining such personnel. Failure to attract qualified personnel could harm the proposed growth of our business. In addition, companies in our industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may receive such notices in the future as we seek to hire qualified personnel and such notices may result in material litigation and related disruption to our operations.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.
There may be risks associated with our becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us because there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will ever want to conduct any secondary offerings on our behalf.

Currently, there is no liquid trading market for our common stock, which may adversely impact your ability to sell your shares and the price you receive for your shares.
There is currently no liquid trading market for our common stock. Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations. Although we anticipate applying for approval to have trades in our common stock quoted on the OTC Bulletin Board, we cannot assure you that a liquid market for our common stock will ever develop.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.
Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).

These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Item 7.	Financial Statements.
Our audited financial statements are included at the end of this Annual Report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, with the participation of our chief executive and chief financial officer, of the effectiveness, as of December 31, 2006, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Due to the fact that we have a limited number of employees and are not able to have proper segregation of duties based on the cost/benefit of hiring additional employees solely to address the segregation of duties issue, we have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. However, we have determined that the risks associated with the lack of segregation of duties are partially mitigated based on the close involvement of management in day-to-day operations. We have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.
None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The name, initial year of service as a director, age, and position or office of each member of our board of directors, is as follows:

Name	Director Since	Age	Position
Wayne D. Cockburn	2003	50	President, Chief Executive Officer and Director

Donald Paterson(1)(2)(3)	2003	74	Chairman of the Board and Director

George Angelidis(4)(5)(6)	2003	61	Director

Stephen Schectman(1)(2)(3)	2004	59	Director

(1)	Member of the Audit Committee since January 2004.

(2)	Member of the Compensation Committee since January 2004.

(3)	Member of the Corporate Governance Committee since January 2004.

(4)	Member of the Audit Committee and Stock Option Committee since January 2004.

(5)	Member of the Nominating Committee since January 2004.

(6)	Member of the Compensation Committee since January 2004.

The business experience, principal occupations and directorships in publicly-held companies of the members of our board of directors are set forth below.

Wayne Cockburn - President and CEO, Director
Mr. Cockburn joined Impact Medical in September 2003. Prior to Impact Medical, Mr. Cockburn was President at MPR Health Systems from January 2002 until September 2003 and Executive Vice President from January 2000 until January 2002. From January 1995 to December 1999, Mr. Cockburn was Vice President, Business Development for Lorus Therapeutics, a public biotechnology company. Mr. Cockburn’s background includes strategic planning, corporate finance, corporate partnering, corporate governance and mergers and acquisitions. Mr. Cockburn has served on the board of directors of several private and public companies. Mr. Cockburn currently serves on the board of directors of MPR Health Systems, Inc., Red Juggernaut, Inc. and Next Millennium Commercial Corp.

Donald W. Paterson - President, Cavandale Corporation
Since May 1986, Mr. Paterson has been President of Cavandale Corporation, a company principally engaged in providing strategic corporate consulting to emerging growth companies within the technology and healthcare industries. Prior to founding Cavandale Corporation, Mr. Paterson was a Director and Vice-President of Wood Gundy Inc., a Canadian investment bank, from Jan. 1982 to Sep. 1988 where he was directly involved in leading the firm’s activities in financing Canadian and international high technology companies. Mr. Paterson currently serves on the board of directors of Angoss Software Corp., EFOS Corp., Lorus Therapeutics Inc., Homeservice Technologies Inc., Inc., NewGrowth Corp., Telepanel Systems Inc., Utility Corp. and Impatica Inc.

George D. Angelidis - President and CEO, Hospital Network, Inc.
Mr. Angelidis has been the President of Hospital Network, Inc., a partnership initially consisting of 6 Michigan-based hospitals, since 1998. Since that time Mr. Angelidis has expanded Hospital Network to 17 hospitals by adding 11 new hospital members and structuring a new entity, Hospital Network Healthcare Services L.L.C. He is directly responsible for the company's mobile MRI, bone density and TUMT services, mobile Occupational Wellness, and Medical Waste Disinfection programs. Additionally, the Network is providing medical record scanning and archiving, a regional PACs archiving service, and a member Telehealth service. Mr. Angelidis also manages three affiliated ventures for the fifteen healthcare partners.

Prior to joining Hospital Network, Mr. Angelidis spent eighteen years with Eastman Kodak Company where his most recent position was Senior Technical Sales Representative for the Health Sciences Division. Mr. Angelidis spent time with Picker International in Cleveland, Ohio as their Regional Sales Manager, Manager Group Accounts and Zone Sales Manager and was responsible for over five hundred million dollars in annual sales.

Prior to Picker International, Mr. Angelidis was Vice President of Sales and Manager at King’s Medical in Hudson, Ohio where he gained experience in capital equipment programs. Once introduced to mobile services Mr. Angelidis spent five years with Medical Consultants Imaging, Co. located in Cleveland as Vice President of Sales, Marketing and Business Development. Medical Consultants Imaging Co. was the first joint venture partner of Hospital Network in 1986.

Stephen Schectman, Ph.D. - Healthcare Consultant
Mr. Schectman joined Impact Medical on January 1, 2004. Immediately prior to joining Impact Medical, Mr. Schectman was a partner in NewHealth Solutions Group, a healthcare consulting firm. From June 1996 until February 2003, Mr. Schectman was Senior Director, Health Care Strategy Unit at Schering-Plough, and Vice-President, Business Development, Schering MyHealth Solutions, Inc. Mr. Schectman’s experience includes positions of Senior Management Associate of JRB Associates, Inc., Director, Washington Office for IMPACT Americas Ltd., President, Alpha 1 Biomedicals, Inc., President, Research Data Corporation, President & CEO, Large Scale Biology Corporation, Executive Vice President & Founder, the Encore Group, Consultant for Medco Containment Services, Inc., and Managing Partner for Hudson Bio Capital, Inc. He has served on the board of directors of several private and public companies.

Mr. Schectman holds a BS in Biology and General Science from Randolph-Macon College, a Doctor of Philosophy in Physiological Psychology from the University of Tennessee, and a Special Research Fellowship at Georgetown University of Medicine, Department of Medical Physiology.

There are no family relationships among the officers and directors.

Audit, Nominating and Compensation Committees

Donald Paterson, George Angelidis and Stephen Schectman constitute the Board of Director’s Audit, Nominating and Compensation Committees. The Board does not have an “audit committee financial expert” (as defined in Item 407(d)(5)(ii) to Regulation S-B promulgated under the Exchange Act) serving on its Audit Committee. The Board anticipates appointing a financial expert to its Audit Committee in the near future.

Involvement in Certain Legal Proceedings
During the past five years no director or executive officer of the company (i) has been involved as a general partner or executive officer of any business which has filed a bankruptcy petition; (ii) has been convicted in any criminal proceeding nor is subject to any pending criminal proceeding; (iii) has been subjected to any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (iv) has been found by a court, the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law.

Information Concerning Non-Director Executive Officers
The name, age, position or office, and business experience of each of our non-director executive officers is as follows:

Name	Age	Position
Wayne D. Cockburn	50	President, Chief Executive Officer and Chief Financial Officer

Alan J. Goldman, MD	61	Vice President, Clinical and Medical Affairs

Steeve Asselin	44	Vice President, Research and Development

Alan J. Goldman, M.D. - Vice President, Clinical and Medical Affairs
Dr. Goldman joined Impact Medical in September 2003. Prior to joining Impact Medical, Dr. Goldman was a practicing Board Certified neurologist for 31 years and an Associate Clinical Professor of Neurology at the University of California (Irvine). Through his practice, Dr. Goldman attained extensive experience with work-related injuries. He served as a neurology consultant to numerous insurers and served for four years on the Medical Advisory Board of Blue Cross. Dr. Goldman serves as an expert witness in Workers’ Compensation and general liability litigation matters and was recently appointed as a Medical Panel Chairperson for the State of Utah Labor Commission. His Workers’ Compensation appointments include Independent Medical Examiner for the State of California in 1990, Qualified Medical Evaluator, State of California in 1991 and Agreed Medical Evaluator, State of California in 1992. Dr. Goldman is also a member of the American Academy of Neurology, the California Medical Association, the Utah Medical Association and a Past-President of the Orange County Neurological Society.

At Impact Medical, Dr. Goldman is responsible for all the clinical and medical affairs of the Company. In addition to being a key member of the management team, Dr. Goldman also serves as Chairman of the Company's Medical Advisory Board.

Steeve Asselin - Vice President, Research and Development
Prior to joining Impact Medical in September 2003, Mr. Asselin was the Director of the Biomechanics Lab at HealthSouth Inc. from September 2000 to December 2002. Mr. Asselin was responsible for the development of the Biomechanics Lab at HealthSouth to enhance and support the clinical programs and services of the company. From May 1994 until September 1999, Mr. Asselin was Research Coordinator at Spinex Medical Technologies. From February 1992 until March 1994, Mr. Asselin was Director, Clinical and Spinoscopy Affairs with a physician group in Boston, Mass. Prior to that, Mr. Asselin was a Research Assistant at Spinex Medical Technologies from September 1989 until February 1992. Mr. Asselin is coauthor of six scientific publications dealing with back injuries and back function and author and/or coauthor of approximately 30 scientific abstracts.

Information Concerning Non-Director, Non-Executive Medical Consultants
The name, position or office, and business experience of each of our non-director, non-executive medical consultants is as follows:

Medical Advisory Board
The Company has established a Medical Advisory Board (MAB) whose members provide advice on the clinical, medical and scientific affairs of IMS, and who work with the Company on new product development. The MAB is chaired by Alan Goldman, MD, the Company’s Vice President of Clinical and Medical Affairs.

Gunnar B.J. Andersson, MD, PhD
Dr. Andersson is the Chairman of Orthopedic Surgery at the Rush University Medical Center in Chicago; managing partner of Midwest Orthopedic, and; past-President of the International Society for the Study of the Lumbar Spine. Dr. Andersson is also the Chairman of the American Academy of Orthopedic Surgeons Research Development Committee.

V. Reggie Edgerton, PhD
Dr. Edgerton is Professor and Vice Chairman of the Departments of Physiological Sciences and Neurobiology at the UCLA Medical Center, and; Project Program Director for the evaluation of neurophysiological changes in microgravity for NASA.

Scott Haldeman DC, MD, PhD
Dr. Haldeman is a Clinical Professor of Neurology at the University of California, Irvine and Adjunct Professor in the Research Division at the UCLA Medical Center. Dr. Haldeman is also Chairman of the Research Council of the World Federation of Chiropractic and a Past-President of the North American Spine Society.

Steven L. Wolf, PhD
Dr. Wolf is a Professor in the Department of Rehabilitation Medicine; a Professor in Geriatrics in the Department of Medicine, and; Associate Professor in the Department of Cell Biology at the Emory School of Medicine. Dr. Wolf is also a Professor in Health and Elder Care in the Nursing School at Emory and the Former Chair of the Advisory Council of the American Physical Therapy Association.

Item 10.	Executive Compensation.

Summary Compensation Table
The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of Impact Medical Solutions at any time during the year ended December 31, 2006, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2006. The foregoing persons are collectively referred to in this Form 10-KSB as the “Named Executive Officers.” Compensation information is shown for fiscal years 2006 and 2005.

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wayne D. Cockburn
President and	2006	90,000	—	—	—	—	—	—	90,000
Chief Executive Officer	2005	90,000	—	—	—	—	—	—	90,000

Alan J. Goldman, MD
Vice President,	2006	90,000	—	—	—	—	—	—	90,000
Clinical and Medical Affairs	2005	90,000	—	—	—	—	—	—	90,000

Steeve Asselin
Vice President,	2006	90,000	—	—	—	—	—	—	90,000
Research and Development	2005	90,000	—	—	—	—	—	—	90,000

There are no employment agreements between Impact Medical Solutions and any executive officer of Impact Medical Solutions.

Outstanding Option Awards at Year End
The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2006, for each Named Executive Officer.

Outstanding Equity Awards At Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Wayne Cockburn	1,060,200	0	0	$0.25	3/10/14	0	n/a	0	0
Alan Goldman	511,200	0	0	$0.25	3/10/14	0	n/a	0	0
Steeve Asselin	412,200	0	0	$0.25	3/10/14	0	n/a	0	0

Director Compensation
The following table sets forth the compensation paid to our directors for our fiscal year ended December 31, 2006, excluding Impact Medical Solutions’ Chief Executive Officer Wayne D. Cockburn, whose compensation is set forth in the Summary Compensation Table for Named Executive Officer, set forth above.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Angelidis (1)	0	0	0	0	0	0	0
Donald Paterson (2)	0	0	0	0	0	0	0
Stephen Schectman (3)	0	0	0	0	0	0	0

(1)	At December 31, 2006, Mr. Angelidis had exercisable options to purchase 280,000 shares of our common stock at $0.25 per share. These options were granted in March 2004.

(2)	At December 31, 2006, Mr. Paterson had exercisable options to purchase 310,000 shares of our common stock at $0.25 per share. These options were granted in March 2004.

(3)	At December 31, 2006, Mr. Schectman had exercisable options to purchase 915,000 shares of our common stock at $0.25 per share. These options were granted in March 2004.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
The following table sets forth, as of April 16, 2007, certain information concerning the beneficial ownership of common stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a shareholder has the power to vote or the power to transfer, and stock options and other rights to acquire Common Stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 15,853,465 shares of Common Stock outstanding. The address of each of the directors and executive officers listed below is c/o Impact Medical Solutions, Inc., 17011 Beach Boulevard, Suite 900, Huntington Beach, California, 92647.

	Amount and Nature of Beneficial Ownership
	Number	Percent of Outstanding Shares
Wayne Cockburn 23 Valley Trail Newmarket, Ontario Canada L3Y 4V8	9,080,200(1)(2)	46.04%

MPR Health Systems, Inc. 23 Valley Trail Newmarket, Ontario Canada L3Y 4V8	8,000,000(1)	40.56%

Steeve Asselin 930, rue de Calais Mont-Saint-Hilaire Quebec Canada J3H 4R1	412,200(3)	2.09%

Alan Goldman 9 Sun Ridge Court Park City, Utah 84060	511,200(4)	2.59%

George Angelidis 6212 American Avenue Portage, MI 49002	380,000(5)	1.93%

Donald Paterson 24 Elgin Avenue Toronto, Ontario. Canada M5R 1G6	8,510,000(6)(7)	43.15%

Stephen Schectman 609 West South Orange Avenue Unit 4D South Orange, New Jersey 07079	915,000(8)	4.64%

Vespa Family Entities 1075 Old Mohawk Road Ancaster Ontario Canada L9G 3K9	1,510,000	7.66%

All Officers and Directors as a Group (6 people)	11,808,600(9)	59.88%

(1)
Includes 8,000,000 shares held by MPR Health Systems, Inc.; Mr. Cockburn may be deemed to share voting and investment power with respect to these shares by virtue of being a director and the chief executive officer of that corporation.

(2)	Includes 1,060,200 shares of common stock issuable upon the exercise of an option at $0.25 per share.
(3)	Includes 412,200 shares of common stock issuable upon the exercise of an option at $0.25 per share.
(4)	Includes 511,200 shares of common stock issuable upon the exercise of an option at $0.25 per share.
(5)	Includes 280,000 shares of common stock issuable upon the exercise of an option at $0.25 per share.
(6)
Includes 8,000,000 shares held by MPR Health Systems, Inc.; Mr. Paterson may be deemed to share voting and investment power with respect to these shares by virtue of being a director of that corporation.

(7)
Includes 100,000 shares of common stock and 310,000 shares of common stock issuable upon the exercise of an option at $0.25 per share held by Cavandale Corporation. Mr. Paterson is President and sole owner of Cavandale Corporation.

(8)	Includes 915,000 shares of common stock issuable upon the exercise of an option at $0.25 per share.
(9)	Includes securities in footnotes (1), (2), (3), (4), (5), (6), (7) and (8).

Item 12.	Certain Relationships and Related Transactions and Directors Independence.
Immediately prior to the consummation of the Merger, the Company acquired an aggregate of 100,000 shares of our common stock from Ms. Sourlis for an aggregate purchase price of $1.00 and 200,000 shares of our Common Stock.

Item 13.	Exhibits.

Exhibit No.	Description
3.1(1)	Certificate of Incorporation, dated June 27, 2006

3.2	Bylaws of Impact Medical Solutions, Inc.

4.1(1)	Form of common stock certificate

10.1(1)	Lease of the registrant’s principal executive offices, as amended

10.2(1)	Plan and Agreement of Merger by and between Freedom 1, Inc. and Impact Medical Solutions, Inc., dated December 27, 2006

10.3(1)	Subscription Agreement by and between Freedom 1, Inc. and Impact Medical Solutions, Inc., dated December 27, 2006

21.1(1)	Subsidiaries of the registrant

31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2006 and incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services.
Our independent registered public auditors are Farber Hass Hurley & McEwen LLP. Their office is located at 888 W. Ventura Blvd. Suite A, Camarillo, CA 93010.

Audit Fees
The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for the fiscal years ended December 31, 2005 and 2006 were approximately $39,271 and $36,942, respectively.

Audit-Related Fees
The Company’s auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees
The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for each of the fiscal years ended December 31, 2005 and 2006.

All Other Fees
The aggregate fees billed by the Company's auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for each of the fiscal years ended December 31, 2005 and 2006 were $0.

Impact Medical Solutions, Inc.
Financial Statements
Years ended December 31, 2006 and 2005
Contents

Index to Financial Statements	F-1

Report of Farber Hass Hurley & McEwen LLP, a PCAOB Registered Accounting Firm	F-2

Audited Financial Statements
Balance Sheet	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders’ Equity	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Impact Medical Solutions, Inc.:

We have audited the accompanying balance sheet of Impact Medical Solutions, Inc., a Development State Company (the “Company”) as of December 31, 2006 and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years ended December 31, 2006 and 2005, and October 20, 1997 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Impact Medical Solutions, Inc. as of December 31, 2006, and the results of its operations and its cash flows for each of the years ended December 31, 2006 and 2005, and October 20, 1997 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FARBER HASS HURLEY & MCEWEN LLP

Camarillo, California
April 16, 2007

Impact Medical Solutions, Inc.
Balance Sheet
December 31, 2006

December 31,
2006
ASSETS
Current assets
Cash and cash equivalents	$10,907
Prepaid expenses	5,009

Total current assets	15,916

Furniture and equipment, net of accumulated depreciation of $29,146	41,165

Patent, net of accumulated amortization of $98,040	401,960
$459,041

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Loans from director, net of unamortized discount of $19,548	$100,945
Accounts payable	166,473
Accrued interest	29,898
Accrued vacation	62,402
Accrued salaries, bonuses and other payroll related items	214,100
Total current liabilities	573,818

Long-term debt
Note payable	34,613
Total long-term debt	34,613

Commitments and contingencies	-

Shareholders' equity (deficit)
Preferred stock, 10,000,000 shares authorized, $.0001 par value,
no shares issued and outstanding	-
Common stock, 100,000,000 shares authorized, $.0001 par value,
15,853,465 shares issued and outstanding	1,585
Additional paid-in capital	4,384,842
Deferred option and warrant costs	(44,657)
Deficit accumulated during the development stage	(4,491,160)
Total shareholders' equity (deficit)	(149,390)
$459,041

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Impact Medical Solutions, Inc.
Statements of Operations

			Cumulative
			from inception
			(October 20, 1997)
	Year ended December 31,		to December 31,
	2006	2005	2006

Costs and expenses:

Research and development	$212,060	$207,159	$586,508
Medical and clinical	249,165	558,556	999,946
General and administrative	1,368,915	687,851	2,604,672

Operating loss	1,830,140	1,453,566	4,191,126

Other income (expense):

Interest expense	(246,450)	(42,759)	(296,532)
Interest income	20	133	275

	(246,430)	(42,626)	(296,257)

Loss before provision for taxes	2,076,570	1,496,192	4,487,383

Provision for taxes	577	800	3,777

Net loss	$2,077,147	$1,496,992	$4,491,160

Basic and diluted net loss per share	$(0.13)	$(0.10)

Basic and diluted weighted average number
of common shares outstanding	15,426,710	14,533,718

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Impact Medical Solutions, Inc.
Statements of Changes in Stockholders’ Equity
Years ended December 31, 2006 and 2005

	Common Stock				Accumulated
			Additional	Deferred	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity (Deficit)
Initial capitalization	3,000,000	$1,500	$1,250	$-	$-	$2,750
Net loss for 1997	-	-	-	-	(2,750)	(2,750)
Balance, December 31, 1997	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1998	-	-	-	-	-	-
Balance, December 31, 1998	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1999	-	-	-	-	-	-
Balance, December 31, 1999	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2000	-	-	-	-	-	-
Balance, December 31, 2000	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2001	-	-	-	-	-	-
Balance, December 31, 2001	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2002	-	-	-	-	-	-
Balance, December 31, 2002	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2003	-	-	-	-	(181,023)	(181,023)
Shares issued for patent	8,000,000	4,000	396,000	-	-	400,000
Shares issued for cash
net of share issue costs of $86,096	2,086,000	1,043	434,361	-	-	435,404
Balance, December 31, 2003	13,086,000	6,543	831,611	-	(183,773)	654,381
Net loss for 2004	-	-	-	-	(733,248)	(733,248)
Stock option costs	-	-	5,009	-	-	5,009
Warrants issued with loans payable	-	-	4,225	-	-	4,225
Shares issued for cash
net of share issue costs of $17,602	895,000	448	561,950	-	-	562,398
Balance, December 31, 2004	13,981,000	6,991	1,402,795	-	(917,021)	492,765
Net loss for 2005	-	-	-	-	(1,496,992)	(1,496,992)
Stock warrant costs	-	-	238,892	(199,946)	-	38,946
Amortization of stock warrant costs	-	-	-	85,273	-	85,273
Warrants issued with loans payable	-	-	16,450	-	-	16,450
Shares issued for services	60,160	30	60,130	-	-	60,160
Shares issued for cash
net of share issue costs of $52,689	1,045,000	522	991,789	-	-	992,311
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	517,305
Shares issued for services	50,000	25	49,975	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-
Value of warrants issued	-	-	1,101,523	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	500,062	-	500,062
Net Loss for 2006	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	$1,585	$4,384,842	$(44,657)	$(4,491,160)	$(149,390)

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Impact Medical Solutions, Inc.
Statements of Cash Flows

			Cumulative
			from inception
			(October 20, 1997)
	Year ended December 31,		to December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(2,077,147)	$(1,496,992)	$(4,491,160)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	43,584	40,872	127,482
Amortization of loan discount	233,708	10,654	245,410
Issuance of common stock for services	50,000	60,160	110,160
Issuance of stock options and warrants for services	927,257	124,219	1,056,485
Decrease (increase) in prepaid expenses	(2,410)	7,884	(5,009)
Increase (decrease) in accounts payable	61,486	26,203	166,473
Increase (decrease) in accrued expenses	51,778	173,611	306,400
Net cash used by operating activities	(711,744)	(1,053,389)	(2,483,759)

Cash flows from investing activities:
Capital expenditures	(3,358)	(50,486)	(70,607)
Net cash used by investing activities	(3,358)	(50,486)	(70,607)

Cash flows from financing activities:
Proceeds from loans from director	-	-	120,492
Payments on note payable	(4,000)	(5,000)	(65,387)
Issuance of common stock, net of costs	517,305	992,311	2,510,168
Net cash provided by financing activities	513,305	987,311	2,565,273

Net increase (decrease) in cash	(201,797)	(116,564)	10,907
Cash, beginning of period	212,704	329,268	-
Cash, end of period	$10,907	$212,704	$10,907

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with note payable	$244,282	$16,450	$264,957

See accompanying Report of Independent Registered Public Accounting Firm and notes to the financial statements.

Impact Medical Solutions, Inc.
Notes to Financial Statements
December 31, 2006

1. Organization and summary of significant accounting policies

Organization and Line of Business
Impact Medical Solutions, Inc. (a development stage company) (the "Company" or “IMS”), a Nevada corporation, was incorporated on October 20, 1997. On September 9, 2003, IMS acquired a patent from MPR Health Systems, Inc., a California corporation; a patented medical information system called Muscle Pattern Recognition (“MPR”) with a value of $500,000. Since inception, Impact Medical has been involved in the development and pre-market clinical testing of the MPR system.

Merger of Impact Medical Solutions, Inc. into Freedom 1, Inc.
On December 27, 2006, Freedom 1, Inc., a Delaware corporation (“Freedom 1”), entered into a Plan and Agreement of Merger (the “Merger Agreement”) with Impact Medical Solutions, a privately held Nevada corporation (“Impact Medical”), pursuant to which Impact Medical purchased 1 share of Freedom 1 for $1.00, and Freedom 1 became a wholly owned subsidiary of Impact Medical (the “Sale”). Following the Sale, Freedom 1 effected a short-form parent-subsidiary merger pursuant to the Merger Agreement of Impact Medical with and into Freedom 1, pursuant to which the separate existence of Impact Medical terminated and Freedom 1 changed its name to “Impact Medical Solutions, Inc.

Concurrently with the merger, stockholders of Impact Medical received 1 share of Freedom 1’s common stock for each issued and outstanding share of Impact Medical’s common stock. As a result, at closing Freedom 1 issued 15,653,465 shares of its common stock to the stockholders of Impact Medical, representing 100% of Freedom 1’s outstanding common stock immediately following the Merger. In addition, 200,000 shares of the Company’s stock were issued to the former shareholder of Freedom 1.

Common stock options and warrants exercisable into 11,010,241 shares of Impact Medical before the merger will be exercisable into the same number of shares of IMS after the merger.

If the newly formed public entity is trading within 90 days of the merger agreement, a $50,000 cash bonus is due to The Sourlis Law Firm, payable upon the closing of a $1,000,000 financing.

Development Stage Company
The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. The Company has not generated any material revenues throughout its history. The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.

Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States that contemplate continuation of the Company as a going concern. However, during the years ended December 31, 2006 and 2005, the Company incurred a net loss of $2,077,147 and $1,496,992 respectively, and is in the development stage at December 31, 2006. The Company has not earned any revenue since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's clinical development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products.

1. Organization and summary of significant accounting policies (con’t)

In addition to the capital raised in 2006 through private equity offerings, the Company is negotiating with several investors about raising additional capital through private placement offerings. Management of the Company believes that its current cash on hand plus the additional capital that is expected to be raised in the future will be sufficient to cover its working capital needs until the Company's sales volume reaches a sufficient level to cover operating expenses.

Cash and cash equivalents, other cash flow statement supplemental information and concentration of risk
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits. The Company believes that its loss exposure is limited due to quality of the financial institutions that hold its deposits.
Income taxes of $800 and $2,400 were paid in 2006 and 2005. No interest payments were made in 2006 and 2005.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Furniture and Equipment
Furniture and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, which is 5 years.

Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. When furniture and equipment are retired or disposed of, the related costs and accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in operations.

Patent
Patent consists of U.S. Patent No. 6,280,395 and legal fees incurred in maintaining the patent for the Company's product. These costs are amortized over a period of seventeen years using the straight-line method.

Long-lived assets
Long-lived assets (primarily furniture and equipment and patents) are reviewed annually for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

Research and Development Costs
Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB Statement No. 2, “Accounting for Research and Development Costs”.

Income Taxes
The Company accounts for income taxes under the liability method required by SFAS No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

1. Organization and summary of significant accounting policies (con’t)

Share-based payments
The Company adopted the provisions of SFAS 123(R), Share-Based Payments, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to additional paid-in-capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Our financial statements for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense should also include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123(R). For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS 123(R). The Company had no unvested share-based payment awards as of December 31, 2005. As share-based compensation expense recognized in the statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, we expect no forfeitures. In our pro forma information required under SFAS 123(R) for the periods prior to 2006, we accounted for forfeitures as they occurred.

The Company had no share-based compensation expenses for the year ended December 31, 2006.

Since we have a net operating loss carryforward as of December 31, 2006, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the year ended December 31, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Pro Forma Information under SFAS 123(R) for Periods Prior to 2006. Through 2005, we accounted for share-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123.

Fair Value of Financial Instruments
The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States. For certain of the Company's financial instruments, including cash, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for notes payable of similar maturities are substantially the same.

1. Organization and summary of significant accounting policies (con’t)

Net Loss Per Share
Basic loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include dilutive options, warrants and other potential common stock outstanding during the period. None of the outstanding options or warrants were included in the computation of loss per share because they were anti-dilutive.

Recent accounting pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS No. 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS No. 159 will have on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses quantifying the financial statement effects of misstatements or, more specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 does not change the SEC staff’s previous positions in SAB No. 99, Materiality regarding qualitative considerations in assessing the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position, results of operations or cash flows.

In July 2006, the Emerging Issues Task Force promulgated Issue No. 06-3 (“Issue”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross Versus Net Presentation). The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, this Issue states

1. Organization and summary of significant accounting policies (con’t)

that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. This Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. We do not expect the adoption of this Issue to have a material impact on our financial position, results or operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company will adopt SFAS 155 in the first quarter of 2007. We do not expect the adoption of SFAS 155 to have a material impact on our financial position, results of operations or cash flows.

2. Furniture and equipment

2006

Furniture and equipment	$70,311
Less accumulated depreciation	(29,146)
$41,165

Depreciation expense for the years ended December 31, 2006 and 2005 was $14,172 and $11,460, respectively.

3. Patents

	2006	2005
Patents
Gross carrying amount	$500,000	$500,000
Accumulated amortization	$98,040	$68,628
Amortization expense	$29,412	$29,412

Amortization of patents is expected to be $29,412 in each of the next five years.

4. Loans from director

From July through October 2004, the Company borrowed a total of $120,492 from one of its directors. The loans bear interest at 10% and matured November 1, 2004. The director was also granted 211,270 Series A warrants at $.50 per share. The fair value of the warrants using the Black-Scholes valuation method totaled $4,225 at the time of issuance, and was reflected as a discount on the loans, and amortized over the life of the loan as interest expense. In February 2005, the due date of the loans was extended to July 31, 2005 in exchange for 100,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $19,246 at the time of issuance, and was reflected as a discount on the loans and amortized over the extended life of the loan as interest expense. In August 2005, the due date of the loans was extended to July 1, 2006 in exchange for 100,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $16,450 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense. In July 2006, the due date of the loans was extended to July 1, 2007 in exchange for 100,000 Series B warrants.

4. Loans from director (con’t)

The fair value of the warrants using the Black-Scholes valuation method totaled $39,095 at the time of issuance, and is reflected as a discount on the loans in the accompanying financial statements and is being amortized over the extended life of the loan as interest expense.

5. Note payable

In 2003, the Company purchased a patent from MPR Health Systems, Inc. for 8,000,000 shares of the Company’s common stock and a 5-year $100,000 Demand Promissory Note (the “Note”). The Note bears interest at 2% and is due and payable on August 23, 2008.

6. Shareholders’ equity

Stock splits
In April 2000, the Board of Directors approved a 7 for 1 stock split. In March 2003, the Board approved a 3 for 7 reverse stock split. Per-share amounts in the accompanying financial statements have been adjusted for these splits.

Preferred stock
Preferred stock may be issued in any one or more series, and any series shall be comprised of such number of shares and may have such voting powers and such designations, preferences and rights as shall be stated and expressed in resolutions of the Board of Directors of the Company. To date, the Board has not designated any series of preferred stock.

Common stock issuances
In 1997, the Company issued 3,000,000 shares of common stock for $2,750.

In 2003, the Company sold 2,086,000 shares of common stock for $.25 per share or a total of $521,500 in connection with a private placement. Costs relating to these shares totaled $86,096. A Series A Warrant was issued with each share sold. Holders of the Series A Warrants are entitled to purchase additional shares of common stock at $0.50 per common share prior to June 30, 2009.

During 2003, the Company also issued 8,000,000 shares of common stock and a $100,000 Promissory Note for a patent of MPR Health Systems, Inc.

Between January and June of 2004, the Company sold 420,000 shares of common stock for $.25 per share, for a total of $105,000 in a private placement. A Series A Warrant was issued with each share sold. Holders of the Series A Warrants are entitled to purchase additional shares of common stock at $0.50 per common share prior to June 30, 2009. Between September and November of 2004, the Company sold 475,000 shares for $1.00 per share or a total of $475,000 in a private placement. A Series B Warrant was issued with each share sold. Holders of the Series B Warrants are entitled to purchase additional shares of common stock at $1.00 per common share prior to December 31, 2009. Costs relating to shares sold in 2004 totaled $17,602.

During 2005, the Company sold 1,045,000 shares for $1.00 per share or a total of $1,045,000 in a private placement. A Series B Warrant was issued with each share sold. Holders of the Series B Warrants are entitled to purchase additional shares of common stock at $1.00 per common share prior to December 31, 2009. Costs relating to shares sold in 2005 totaled $52,689.

During April and May 2005, the Company issued a total of 60,160 shares to two vendors for services. The services were valued at $1.00 per share.

During 2006, the Company sold 517,305 shares for $1.00 per share or a total of $517,305 in a private placement. A Series B Warrant was issued with each share sold. Holders of the Series B Warrants are entitled to purchase additional shares of common stock at $1.00 per common share prior to December 31, 2009.

6. Shareholders’ equity (con’t)

In September 2006, the Company issued a total of 50,000 shares to an individual to settle a dispute. The shares were valued at $1.00 per share.

In December 2006, the Company issued a total of 200,000 shares to the former shareholder of Freedom 1 as part of the merger agreement described in Note 1.

Warrants
During 2003, the Company issued 2,086,000 Series A common stock purchase warrants in connection with a private placement.

During, 2004, the Company issued 420,000 Series A common stock purchase warrants and 475,000 Series B common stock purchase warrants in connection with private placements.

In addition, the Company issued 211,270 Series A common stock purchase warrants along with loans payable from July to October 2004. See note 4.

The Company also issued 250,000 Series A common stock purchase warrants to an individual for corporate finance consulting services in July 2004.

During 2005, the Company issued 1,045,000 Series B common stock purchase warrants in connection with private placements.

In addition, the Company issued 200,000 Series B common stock purchase warrants to extend the due date of loans payable in July 2005. See note 4.

Other 2005 issuances include 1,100,000 Series B common stock purchase warrants in connection with three, two year consulting agreements and 41,250 Series B common stock purchase warrants as share issuance costs. The warrants issued for consulting fees were valued at $238,892 using the Black-Scholes method and are being amortized over the life of the consulting agreement. The warrants issued as share issuance costs were valued at $7,939.

The following weighted average assumptions were used to calculate the warrants issued in 2005: term of 2.5 years, risk-free interest rate of 3.255%; volatility of 25% and a weighted fair value of $.0011.

Between January and July 2006, the Company issued 517,305 Series B common stock purchase warrants in connection with private placements.

In September 2006, the Company extended the expiration dates of both the Series A and Series B common stock purchase warrants. The Series A expiration date was extended from September 8, 2008 to June 30, 2009 and the Series B expiration date was extended from July 31, 2007 to December 31, 2009.

As a result of the due date extensions, the 250,000 Series A and 1,100,000 Series B warrants issued for consulting fees were re-valued at $580,324 and the resulting expense is included in general and administrative expenses in the accompanying statement of operations. In addition, the 211,270 Series A and 200,000 Series B warrants issued to extend the loan due date were re-valued at $205,187 and the resulting expense is included in interest expense in the accompanying statement of operations.

The following weighted average assumptions were used to calculate the warrants re-valued in 2006: term of 2.75 to 3.25 years, risk-free interest rate of 4.625%; volatility of 49% and a weighted fair value of $.39 - $.60.

Other 2006 Series B common stock purchase warrant issuances include 100,000 warrants issued in July to extend the due date of loans payable (see note 4), 50,000 issued to settle a dispute and 658,316 issued for consulting fees. The 100,000 warrants were valued at $39,095, as described in note 4. The remaining warrants were valued at a

6. Shareholders’ equity (con’t)

total of $276,917 and expensed as general and administrative expenses in the accompanying statements of operations.

The following weighted average assumptions were used to calculate the warrants issued in 2006: term of 3.25 years, risk-free interest rate of 4.625%; volatility of 49% and a weighted fair value of $.39.

Stock options
In October 2003, the Company adopted the Stock Option Plan (the "2003 Plan"), which was also approved by its stockholders in October 2003. The purpose of the 2003 Plan is to attract, retain, and motivate certain key employees of the Company by giving them incentives which are linked directly to increases in the value of the common stock of the Company. Each director, officer, employee, or consultant of the Company is eligible to be considered for the grant of awards under the 2003 Plan. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2003 Plan was increased on March 19, 2004 from 2,250,000 to 4,850,000, subject to certain adjustments to prevent dilution. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2003 Plan. Grants under the 2003 Plan are exercisable at the market value of the Company's stock on the date of such grant. All options under the 2003 Plan are exercisable at times as determined by the board of directors, not to exceed 10 years from the date of grant. On March 10, 2004 a total of 4,173,600 options were granted. The grant price was $.25, with 2,120,000 options vesting immediately and the remaining 2,053,600 options vesting on March 10, 2005. 305,000 options were cancelled in 2006 and the remaining 3,868,600 options expire on March 10, 2014.

7. Income taxes
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate. For 2006 and 2005 there are no material differences between income tax expense and the amount computed by applying the federal statutory income tax rate.
At December 31, 2006, the Company has a net operating loss carryforward for federal tax purposes of approximately $3,300,000, which, if unused to offset future taxable income, will begin to expire in 2023. The Company also has a California net operating loss carryforward of approximately $3,293,000 which, if unused to offset future taxable income, will begin to expire in 2013.
The Company had deferred tax assets of $1,438,000 at December 31, 2006, relating to its net operating loss. A valuation allowance has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit. The valuation allowance increased $389,000 in 2006, primarily related to the net taxable loss.

8. Commitments and contingencies
Lease
The Company leases its office space on a month-to-month basis. Rent expense charged to operations totaled $24,888 in 2006 and $22,777 in 2005.

9. Subsequent Events (Unaudited)
Since December 31, 2006, we have raised $113,389 through two debt offerings. Approximately $88,389 was raised through a convertible note offering where each investor received an unsecured promissory note paying an annual coupon rate of 12% and carrying a maturity date of January 25, 2008. Each promissory note is convertible at any time on or prior to the maturity date into one share of common stock of the Company. At any time during the term of the note, if the Company consummates a private equity or equity-linked financing, the investors may exchange any remaining notes at their stated value for the securities in the new financing. Each investor also received one Series B Warrant for each dollar of debt. Each Series B Warrant provides the holder the right to purchase one share of common stock for $1.00 at any time prior to December 31, 2009.

The balance of the debt financing completed by the Company was a short-term note for $25,000 with one of the Company’s directors. This note carries an annual coupon rate of 12% and is due on June 1, 2007. The director received 25,000 Warrants for undertaking the loan.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2007	IMPACT MEDICAL SOLUTIONS, INC.
	By:	/s/ Wayne Cockburn
Wayne Cockburn
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne D. Cockburn	President, Chief Executive Officer,	April 17, 2007
Wayne D. Cockburn	Secretary, Treasurer and Interim Chief
Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Donald Paterson	Chairman of the Board of Directors	April 17, 2007
Donald Paterson

/s/ George Angelidis	Director	April 17, 2007
George Angelidis

	Director	April 17, 2007
Stephen Schectman

Exhibit Index

Exhibit No.	Description
3.2	Bylaws of Impact Medical Solutions, Inc.

31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.