Form 10QSB
period 2007-03-31
Impact Medical Solutions, Inc.
filed 2007-05-21
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-52117

IMPACT MEDICAL SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5153331
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

17011 Beach Blvd., Suite 900, Huntington Beach, CA	92647
(Address of Principal Executive Offices)	(Zip Code)

(714) 841-2670
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 18, 2007, there were 15,853,465 shares of the registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

2

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Balance Sheets
	(Unaudited)	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and equivalents	$17,967	$10,907
Prepaid expenses	1,866	5,009

Total current assets	19,833	15,916

Furniture and equipment, net of accumulated depreciation	38,101	41,165

Patent, net of accumulated amortization	394,607	401,960
	$452,541	$459,041

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Loans from directors, net of unamortized discount	$133,963	$100,945
Convertible notes, net of unamortized discount	60,884	-
Accounts payable	171,828	166,473
Accrued expenses	53,797	29,898
Accrued salaries, vacation and other payroll items	311,550	276,502
Total current liabilities	732,022	573,818

Long-term debt
Note payable	34,613	34,613
Total long-term debt	34,613	34,613

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock, 10,000,000 shares authorized, $.0001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 15,853,465 shares issued and outstanding	1,585	1,585
Additional paid-in capital	4,417,818	4,384,842
Deferred option and warrant costs	-	(44,657)
Deficit accumulated during the development stage	(4,733,497)	(4,491,160)
Total shareholders' equity	(314,094)	(149,390)
	$452,541	$459,041

The accompanying notes are an integral part of these condensed financial statements.

3

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			Cumulative
			from inception
			(October 20, 1997)
	Three months ended March 31,		to March 31,
	2007	2006	2007
Costs and expenses:

Research and development	$55,255	$60,847	$641,763
Medical and clinical	26,879	73,043	1,026,825
General and administrative	141,268	139,511	2,745,940

Operating loss	223,402	273,401	4,414,528

Other income (expense):

Interest expense	(18,135)	(8,508)	(314,667)

Interest income	-	56	275

	(18,135)	(8,452)	(314,392)

Loss before provision for taxes	241,537	281,853	4,728,920

Provision for taxes	800	577	4,577

Net loss	$242,337	$282,430	$4,733,497

Basic and diluted net loss per share	$0.02	$0.02

Basic and diluted weighted average number of common shares outstanding	15,853,465	15,140,289

The accompanying notes are an integral part of these condensed financial statements.

4

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Three months ended March 31,		(October 20, 1997) to March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(242,337)	$(282,430)	$(4,733,497)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,982	10,826	138,464
Amortization of loan discount	13,489	4,487	258,899
Issuance of common stock for services	-	-	110,160
Issuance of stock options and warrants for services	44,657	26,463	1,101,142
Decrease (increase) in prepaid expenses	3,143	(8,638)	(1,866)
Increase (decrease) in accounts payable	5,355	44,463	171,828
Increase (decrease) in accrued expenses	58,947	(3,559)	365,347
Net cash used by operating activities	(105,764)	(208,388)	(2,589,523)

Cash flows from investing activities:
Capital expenditures	(565)	(479)	(71,172)
Net cash used by investing activities	(565)	(479)	(71,172)

Cash flows from financing activities:
Proceeds from loans from director	25,000	-	145,492
Proceeds from convertible notes	88,389	-	88,389
Payments on note payable	-	(4,000)	(65,387)
Issuance of common stock, net of costs	-	64,985	2,510,168
Net cash provided by financing activities	113,389	60,985	2,678,662

Net increase (decrease) in cash	7,060	(147,882)	17,967
Cash, beginning of period	10,907	212,704	-
Cash, end of period	$17,967	$64,822	$17,967

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with note payable	$30,904	$-	$295,861

The accompanying notes are an integral part of these condensed financial statements.

5

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Shareholders’ Equity
From Inception (October 20, 1997) to March 31, 2007 (Unaudited)

	Common Stock
	Number of Shares	Total	Additional Paid-in Capital	Deferred Option & Warrant Cost	Accumulated During the Development Stage	Total Shareholders' Equity
Initial capitalization	3,000,000	$1,500	$1,250	$-	$-	$2,750
Net loss for 1997	-	-	-	-	(2,750)	(2,750)
Balance, December 31, 1997	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1998	-	-	-	-	-	-
Balance, December 31, 1998	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1999	-	-	-	-	-	-
Balance, December 31, 1999	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2000	-	-	-	-	-	-
Balance, December 31, 2000	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2001	-	-	-	-	-	-
Balance, December 31, 2001	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2002	-	-	-	-	-	-
Balance, December 31, 2002	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2003	-	-	-	-	(181,023)	(181,023)
Shares issued for patent	8,000,000	4,000	396,000	-	-	400,000
Shares issued for cash net of share issue costs of $86,096	2,086,000	1,043	434,361	-	-	435,404
Balance, December 31, 2003	13,086,000	6,543	831,611	-	(183,773)	654,381
Net loss for 2004	-	-	-	-	(733,248)	(733,248)
Stock option costs	-	-	5,009	-	-	5,009
Warrants issued with loans payable	-	-	4,225	-	-	4,225
Shares issued for cash net of share issue costs of $17,602	895,000	448	561,950	-	-	562,398
Balance, December 31, 2004	13,981,000	6,991	1,402,795	-	(917,021)	492,765
Net loss for 2005	-	-	-	-	(1,496,992)	(1,496,992)
Stock warrant costs	-	-	238,892	(199,946)	-	38,946
Amortization of stock warrant costs	-	-	-	85,273	-	85,273
Warrants issued with loans payable	-	-	16,450	-	-	16,450
Shares issued for services	60,160	30	60,130	-	-	60,160
Shares issued for cash net of share issue costs of $52,689	1,045,000	522	991,789	-	-	992,311
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913

The accompanying notes are an integral part of these condensed financial statements.

6

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Shareholders’ Equity
From Inception (October 20, 1997) to March 31, 2007 (Unaudited) (continued)

	Common Stock
	Number of Shares	Total	Additional Paid-in Capital	Deferred Option & Warrant Cost	Accumulated During the Development Stage	Total Shareholders' Equity
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	517,305
Shares issed for services	50,000	25	49,975	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-
Value of warrants issued	-	-	1,101,523	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	500,062	-	500,062
Net loss for 2006	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	1,585	4,384,842	(44,657)	(4,491,160)	(149,390)

Discount on notes (fv of detachable warrants)	-	-	32,976	-	-	32,976
Amortization of stock warrant costs	-	-	-	44,657	-	44,657
Net loss for Q1 2007	-	-	-	-	(242,337)	(242,337)
Balance, March 31, 2007	15,853,465	$1,585	$4,417,818	$-	$(4,733,497)	$(314,094)

The accompanying notes are an integral part of these condensed financial statements.

7

IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2007

1. Organization and summary of significant accounting policies

Organization and Line of Business

Impact Medical Solutions, Inc. (a development stage company) (the "Company" or “IMS”) was incorporated on October 20, 1997 as a Nevada corporation. On September 9, 2003, IMS acquired a patent from MPR Health Systems, Inc., a California corporation for a patented medical information system called Muscle Pattern Recognition (“MPR”) with a value of $500,000. On December 27, 2006, IMS entered into a Plan and Agreement of Merger (the “reverse merger”) with Freedom 1, Inc., a Delaware corporation and a “blank check company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whereby IMS was the surviving entity. Since December 2002 and continuing after the reverse merger, IMS has been involved in the development and pre-market clinical testing of the MPR System.

Interim Periods

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.

2. Loans from directors

During the three months ended March 31, 2007, the Company borrowed $25,000 from George Angelidis, one of its directors. This loan, evidenced by a short-term promissory note issued on March 21, 2007, bears interest at a rate of 10% per annum and is due on June 1, 2007. The director was also granted 25,000 Series B warrants at $1.00 per share. The fair value of the warrants using the Black-Scholes valuation method totaled $2,072 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the extended life of the loan as interest expense.

3. Convertible notes payable

During the three months ended March 31, 2007, the Company issued convertible promissory notes totaling $88,389 to three individuals, each of whom qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended. The notes bear interest at 12%, mature on January 25, 2008 and are convertible into common shares at a rate of $1.00 per share. The note holders were also granted one Series B warrant for every $2.00 loaned, for a total of 44,195 Series B warrants.

In accordance with guidance issued by the Financial Accounting Standards Board and the Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recognized an embedded beneficial conversion feature present in the convertible promissory notes. The Company recognized and measured an aggregate of $15,452 of the proceeds, which is equal to the intrinsic value of embedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible promissory notes.

3. Convertible notes payable (con’t)

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company recognized the fair value attributable to the warrants in the amount of $15,452 to additional paid-in capital and a discount against the convertible promissory notes. The Company valued the warrants using the Black-Scholes valuation method and the following weighted average assumptions: term of 1.75 years, risk-free interest rate of 4.5%; volatility of 80% and a weighted fair value of $.4266.

The total debt discount of $30,904 is being amortized to interest expense over the life of the notes.

4. Shareholders’ equity

Warrants

During the three months ended March 31, 2007, the Company issued 25,000 Series B common stock purchase warrants along with a loan payable to a director. See note 2.

The following weighted average assumptions were used to calculate the warrants issued in connection with the loan payable to a director: term of .25 years, risk-free interest rate of 4.5%; volatility of 39% and a weighted fair value of $.0829.

During the three months ended March 31, 2007, the Company issued 44,985 Series B common stock purchase warrants along with convertible promissory notes to three individuals. See note 3.

5. Subsequent event

Subsequent to March 31, 2007, the Company issued additional convertible promissory notes totaling $50,000 on substantially the same terms as described in note 3.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

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

Plan of Operations

We are a development stage company and expect to be in the mode in the next several quarters.

On September 3, 2003, we purchased the assets of MPR Health Systems, Inc., including a patent and trademark for the Muscle Pattern Recognition (MPR™) System. Since December 2002, we have been involved in the development and pre-market clinical testing of the MPR™ System.

Overview

Impact Medical Solutions, Inc. (IMS) is a medical technology company that provides valid and reliable clinical modalities for the assessment of human physiology and body function. Our first product, Muscle Pattern Recognition (MPR), is a unique testing modality that objectively and quantitatively measures the biomechanical dysfunctions associated with musculoskeletal injuries of the neck and back.

Our success is dependent upon several factors, including establishing the efficacy of MPR in clinical trials, obtaining the necessary regulatory approvals to market MPR and maintaining sufficient levels of funding through public and/or private financing. IMS has not commercially marketed MPR in any market to-date.

Our Market. According to industry sources, back pain is one of the most common and significant musculoskeletal medical problems in the world. Back injuries are the leading cause of disability in the United States for people younger than 45 years of age and have been the most expensive health care problem for the 20 to 50 year-old age group. Eighty percent of adults seek care at some time for low back pain, and one third of all disability costs in the United States are due to low back disorders.

Our target markets for MPR include primary care physicians, neurologists, orthopedic surgeons, physical medicine and rehabilitation physicians and occupational medicine practitioners; the Workers’ Compensation market; the self-insured employer market, and; Heath Maintenance Organizations (HMOs).

Trends and Drivers. We believe several trends have emerged in our market. These include a growing number of employers and payors who are seeking ways to quantify and reduce the costs associated with back injuries; the continuing need for objective information in medical-legal injury litigation; the growing need for measuring patient treatment effectiveness and managing patients to successful outcomes; an increase in health care purchaser and health care provider attention to injury prevention, and; an increase in patient awareness of diagnostic and treatment alternatives. We believe these trends will be beneficial to our company because they support the demand for clinically proven tools that can reduce the costs and improve the outcomes of patients with neck and back pain.

We also recognize that there is a continuing trend by third party payors to reduce overall health care expenditures, and this trend affects a significant portion of our market. If we can demonstrate positive results in our clinical trial, our biggest challenge will be convincing the third party payors to accept the MPR system as a net savings rather than a net cost to the healthcare system.

Plan of Operation

Our goal for the next 12 months is to complete the clinical and regulatory program for the Muscle Pattern Recognition (MPR) System. To achieve this goal, there are a number of activities that must take place simultaneously in the areas of Research and Development, Clinical and Regulatory Affairs.

In Research and Development, we will be focusing our efforts in four areas: (i) the completion of the commercial version of the MPR System, including the development of an integrated data management system that includes data collection, data analysis, reporting, billing and archiving; (ii) refining the MPR Training Manual and Training Program for new Technicians; (iii) reviewing our peer-review publication status; and (iv) working together with our Regulatory Affairs people in the documentation of the MPR System for the Food and Drug Administration (FDA).

In the area of Clinical Affairs, our work is being directed at the completion of the clinical trial program and the preparation of clinical papers for submission to peer-review journals.

The regulatory program will be directed at four specific programs: (i) documenting the product design for the MPR System and preparing the Design History File (DHF) for FDA; (ii) finalizing manufacturing plans for the commercial MPR System including testing, packaging, labeling, shipping, installation and servicing; (iii) developing a Quality Management System in compliance with FDA’s Quality System Regulation (QSR) for medical devices; and (iv) completing the documentation for ISO 13485(2003) compliance.

We are in the process of completing a non-brokered private placement of up to $500,000. The form of this financing is a convertible note that pays an annual coupon rate of 12% and is convertible into common shares at a rate of $1.00 per common share. There is a half a common share warrant attached to each note (each warrant exercisable at $1.00 per share). We are contacting only friends and associates and all potential investors are accredited investors. The proceeds of the financing will allow us to complete the work listed in the Research and Development and Regulatory sections above.

At some point in the next four to six months, we anticipate completing a larger financing which should enable us complete the clinical program and move the MPR System into the commercialization stage. We estimate this budget to be in the $1 - $1.5 million range. No firm plans have been made on the structure of this financing and no decision has been made whether the Company will engage a broker-dealer or whether it will be a non-brokered transaction.

Liquidity and Capital Resources

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Two of our four employees and two of our three independent consultants devote at least a portion of their time to research and development activities.

For the three months ended March 31, 2007 and March 31, 2006, we incurred a net loss of $242,337 and $282,430, respectively, and have $17,967 cash on hand at March 31, 2007. We are in the development stage and have not earned any revenue since our inception. Current funds available to us will not be adequate for us to complete our clinical program. Therefore, we will need to raise additional funds in order to fully implement our business plan. We will attempt to raise approximately $1,500,000 in additional funds over the next 12 months through private placements. However, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

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

Financing

Since December 31, 2006, we have raised an aggregate amount of $113,389 through two debt offerings. Approximately $88,389 was raised through a convertible note offering to three individuals, each of whom qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended. Each investor received an unsecured convertible promissory note bearing interest at a rate of 12% per year and maturing on January 25, 2008. Each promissory note is convertible at any time, at the option of the holder thereof, on or prior to the maturity date into one share of common stock of the Company. At any time during which the promissory notes are outstanding, if the Company consummates a private equity or equity-linked financing, the holders of such outstanding promissory notes may exchange their notes at their stated value for the securities in the new financing. In connection with this offering, each investor also received one Series B Warrant for each two dollars of debt for a total of 44,195 Series B Warrants. Each Series B Warrant provides the holder the right to purchase one share of common stock for $1.00 at any time prior to December 31, 2009. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act of 1933, as amended, due to the fact that it did not involve a public offering of securities of the Company.

The balance of the debt financing consummated by the Company was a short-term promissory note for $25,000 issued to George Angelidis, one of the Company’s directors. This note, issued on March 21, 2007, bears interest at a rate of 10% per annum and is due on June 1, 2007. In connection with the note, the director also received 25,000 Series B Warrants. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act of 1933, as amended, due to the fact that it did not involve a public offering of securities of the Company.

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, with the participation of our chief executive and chief financial officer, of the effectiveness, as of March 31, 2007, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Due to the fact that we have a limited number of employees and are not able to have proper segregation of duties based on the cost/benefit of hiring additional employees solely to address the segregation of duties issue, we have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. However, we have determined that the risks associated with the lack of segregation of duties are partially mitigated based on the close involvement of management in day-to-day operations. We have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

(b) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to or the subject of any pending legal proceeding or any contemplated proceeding of a governmental authority.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Since December 31, 2006, we have raised an aggregate amount of $113,389 through two debt offerings. Approximately $88,389 was raised through a convertible note offering to three individuals, each of whom qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended. Each investor received an unsecured convertible promissory note bearing interest at a rate of 12% per year and maturing on January 25, 2008. Each promissory note is convertible at any time, as the option of the holder thereof, on or prior to the maturity date into one share of common stock of the Company. At any time during which the promissory notes are outstanding, if the Company consummates a private equity or equity-linked financing, the holders of such outstanding promissory notes may exchange their notes at their stated value for the securities in the new financing. In connection with this offering, each investor also received one Series B Warrant for each two dollars of debt, for a total of 44,195 Series B Warrants. Each Series B Warrant provides the holder the right to purchase one share of common stock for $1.00 at any time prior to December 31, 2009. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act of 1933, as amended, due to the fact that it did not involve a public offering of securities of the Company.

The balance of the debt financing consummated by the Company was a short-term promissory note for $25,000 issued to George Angelidis, one of the Company’s directors. This note, issued on March 21, 2007, bears interest at a rate of 10% per annum and is due on June 1, 2007. In connection with the note, the director also received 25,000 Series B Warrants. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act of 1933, as amended, due to the fact that it did not involve a public offering of securities of the Company.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Please see “Item 2. Unregistered Sale of Equity Securities and Use of Proceeds” above and incorporated by reference herein.

Subsequent Event

On April 10, 2007, the Company issued additional convertible promissory notes totaling $50,000. The notes bear interest at 12%, mature on January 25, 2008 and are convertible into common shares at a rate of $1.00 per share. The note holders were also granted one Series B warrant for every $2.00 loaned, for a total of 44,195 Series B warrants. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act of 1933, as amended, due to the fact that it did not involve a public offering of securities of the Company.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-QSB for the quarter ended March 31, 2007

32.2	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2007	IMPACT MEDICAL SOLUTIONS, INC.

	By:	/S/ WAYNE COCKBURN

Wayne Cockburn
President, Chief Executive Officer,
Secretary, Treasurer and Interim Chief
Financial Officer and a Member of the Board of Directors
(Principal Executive Officer and Principal Financial/Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-QSB for the quarter ended March 31, 2007

32.2	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002