Form 10QSB
period 2007-06-30
Impact Medical Solutions, Inc.
filed 2007-08-14
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2007
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number:	000-52117

IMPACT MEDICAL SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5153331
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

17011 Beach Blvd., Suite 900, Huntington Beach, CA	92647
(Address of Principal Executive Offices)	(Zip Code)

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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 14, 2007, there were 15,878,465 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):   ☐ Yes ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Condensed Balance Sheets (Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and equivalents	$7,863	$10,907
Prepaid expenses	1,866	5,009

Total current assets	9,729	15,916

Furniture and equipment, net of accumulated depreciation	34,458	41,165

Patent, net of accumulated amortization	387,254	401,960
	$431,441	$459,041

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Loans from directors, net of unamortized discount	$160,182	$100,945
Convertible notes, net of unamortized discount	151,424	-
Accounts payable	228,417	166,473
Accrued expenses	60,454	29,898
Accrued salaries, vacation and other payroll items	353,233	276,502
Total current liabilities	953,710	573,818

Long-term debt
Note payable	34,613	34,613
Total long-term debt	34,613	34,613

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock, 10,000,000 shares authorized, $.0001 par value,
no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value,
15,853,465 shares issued and outstanding	1,585	1,585
Additional paid-in capital	4,496,290	4,384,842
Deferred option and warrant costs	(33,173)	(44,657)
Deficit accumulated during the development stage	(5,021,584)	(4,491,160)
Total shareholders' equity	(556,882)	(149,390)
	$431,441	$459,041

The accompanying notes are an integral part of these condensed financial statements.

IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three months		Six months		(October 20, 1997)
	ended June 30,		ended June 30,		to June 30,
	2007	2006	2007	2006	2007

Costs and expenses:

Research and development	$32,078	$59,079	$87,333	$119,926	$673,841
Medical and clinical	25,868	44,880	52,747	117,923	1,052,693
General and administrative	190,780	83,617	332,048	223,128	2,936,720

Operating loss	248,726	187,576	472,128	460,977	4,663,254

Other income (expense):

Interest expense	(39,376)	(7,673)	(57,511)	(16,181)	(354,043)
Interest income	15		15	56	290
	(39,361)	(7,673)	(57,496)	(16,125)	(353,753)

Loss before provision for taxes	288,087	195,249	529,624	477,102	5,017,007

Provision for taxes	0	0	800	577	4,577

Net loss	$288,087	$195,249	$530,424	$477,679	$5,021,584

Basic and diluted net loss per share	$0.02	$0.01	$0.03	$0.03

Basic and diluted weighted average number
of common shares outstanding	15,853,465	15,289,376	15,853,465	15,215,244

The accompanying notes are an integral part of these condensed financial statements.

IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
			(October 20, 1997)
	Six months ended June 30,		to June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(530,424)	$(477,679)	$(5,021,584)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	21,978	21,672	149,460
Amortization of loan discount	42,409	8,973	287,819
Issuance of common stock for services	-	-	110,160
Issuance of stock options and warrants for services	47,673	52,927	1,104,158
Decrease (increase) in prepaid expenses	3,143	(3,776)	(1,866)
Increase (decrease) in accounts payable	61,944	5,707	228,417
Increase (decrease) in accrued expenses	107,287	(3,176)	413,687
Net cash used by operating activities	(245,990)	(395,352)	(2,729,749)

Cash flows from investing activities:
Capital expenditures	(565)	(788)	(71,172)
Net cash used by investing activities	(565)	(788)	(71,172)

Cash flows from financing activities:
Proceeds from loans from director	40,856	-	161,348
Proceeds from convertible notes	202,655	-	202,655
Payments on note payable	-	(4,000)	(65,387)
Issuance of common stock, net of costs	-	504,805	2,510,168
Net cash provided by financing activities	243,511	500,805	2,808,784

Net increase (decrease) in cash	(3,044)	104,665	7,863
Cash, beginning of period	10,907	212,704	-
Cash, end of period	$7,863	$317,369	$7,863

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with note payable	$75,259	$-	$340,216

The accompanying notes are an integral part of these condensed financial statements.

IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Condensed Statements of Shareholders’ Equity
From Inception (October 20, 1997) to June 30, 2007 (Unaudited)

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

IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Condensed Statements of Shareholders’ Equity
From Inception (October 20, 1997) to June 30, 2007 (Unaudited) (continued)

	Common Stock				Accumulated
			Additional	Deferred	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	517,305
Shares issued for services	50,000	25	49,975	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-
Value of warrants issued	-	-	1,101,523	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	500,062	-	500,062
Net loss for 2006	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	1,585	4,384,842	(44,657)	(4,491,160)	(149,390)

Discount on notes (fv of detachable warrants)	-	-	75,259	-	-	75,259
Value of warrants issued	-	-	36,189	(36,189)
Amortization of stock warrant costs	-	-	-	47,673	-	47,673
Net loss for six months ended June 30, 2007	-	-	-	-	(530,424)	(530,424)
Balance, June 30, 2007	15,853,465	$1,585	$4,496,290	$(33,173)	$(5,021,584)	$(556,882)

The accompanying notes are an integral part of these condensed financial statements.

1. Organization and summary of significant accounting policies

Organization and Line of Business
Impact Medical Solutions, Inc. (a development stage company) (the "Company" or “IMS”), a Delaware corporation, was incorporated on October 20, 1997 as a Nevada corporation. On September 9, 2003, IMS acquired a patent from MPR Health Systems, Inc., a California corporation; a patented medical information system called Muscle Pattern Recognition (“MPR”) with a value of $500,000. On December 27, 2006, IMS entered into a Plan and Agreement of Merger (the “reverse merger”) with Freedom 1, Inc., a Delaware corporation and a “blank check company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whereby IMS was the surviving entity. Since December 2002 and continuing after the reverse merger, IMS has been involved in the development and pre-market clinical testing of the MPR system.

Interim periods

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.

2. Loans from directors

During the six months ended June 30, 2007, the Company borrowed $25,000 from George Angelidis, one of its directors. This loan, evidenced by a short-term promissory noted issued on March 21, 2007, bears interest at 10% per annum and matures on June 1, 2007. The director was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $2,072 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense. On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007. The director was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $2,330 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the extended life of the loan as interest expense.

3. Convertible notes payable

During the six months ended June 30, 2007, the Company issued convertible promissory notes totaling $202,655 to five individuals, each of whom qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended. The notes bear interest at 12%, mature on January 25, 2008 and are convertible into common shares at a rate of $1.00 per share. The note holders were also granted one Series B common stock purchase warrant for every $2.00 loaned, for a total of 101,328 Series B warrants.

In accordance with guidance issued by the Financial Accounting Standards Board and the Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the company recognized an embedded beneficial conversion feature present in the convertible promissory notes. The Company recognized and measured an aggregate of $35,428 of the proceeds, which is equal to the intrinsic value of embedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible promissory notes.

3. Convertible notes payable (con’t)

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company recognized the value attributable to the warrants in the amount of $35,428 to additional paid-in capital and a discount against the convertible promissory notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes valuation method and the following weighted average assumptions: term of 1.75 years, risk-free interest rate of 4.5%; volatility of 80% and a weighted fair value of $.4266.

The total debt discount of $70,856 is being amortized as a loan discount over the life of the loan.

4. Shareholders’ equity

Warrants

During the six months ended June 30, 2007, the Company issued 50,000 Series B common stock purchase warrants along with a loan payable to a director. See note 2. The following weighted average assumptions were used to calculate the warrants issued in connection with the loan payable to a director: term of .17 - .25 years, risk-free interest rate of 4.5% - 4.875%; volatility of 39% - 55% and a weighted fair value of $.0829 - $.0932.

During the six months ended June 30, 2007, the Company issued 101,328 Series B common stock purchase warrants along with convertible promissory notes to five individuals. See note 3.

During the six months ended June 30, 2007, the Company also issued 75,000 Series B common stock purchase warrants to a consultant for services to be rendered through May 2008. The warrants are exercisable at $1.00 per share and expire on December 31, 2009. The following weighted average assumptions were used to calculate the warrants issued in connection with the issuance of the consultant’s warrants: term of 2.5 years, risk-free interest rate of 4.5%; volatility of 76% and a weighted fair value of $.4825.

5. Subsequent event

Subsequent to June 30, 2007, the Company issued 100,000 Series B common stock purchase warrants to Cavandale Corp., a corporation wholly-owned by Don Paterson, one of the Company’s directors, in exchange for Cavendale agreeing to extend the maturity date of its loans to the Company to July 1, 2008. The warrants are exercisable at $1.00 per share and expire on December 31, 2009.

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

Our target markets for MPR include primary care physicians, neurologists, orthopedic surgeons, physical medicine and rehabilitation physicians and occupational medicine practitioners; the Workers’ Compensation market; the self-insured employer market, and; Health Maintenance Organizations (HMOs).

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

We also recognize that there is a continuing trend by third party payors to reduce overall health care expenditures, and this trend affects a significant portion of our market. If we can demonstrate positive results in our clinical trial, our biggest challenge will be convincing the third party payors to accept the MPR system as a net savings rather than a net cost to the health care system.

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

At some point in the next four to six months, we anticipate completing a larger financing which should enable us complete the clinical program and move the MPR System into the commercialization stage. We estimate this budget to be in the $1 - $1.5 million range. In May 2007, we entered into an agreement with an advisory group however no firm plans have been made on the structure of our financing.

Liquidity and Capital Resources

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Two of our four employees and two of our three independent consultants devote at least a portion of their time to research and development activities.

For the six months ended June 30, 2007 and June 30, 2006, we incurred a net loss of $530,424 and $477,679, respectively. At June 30, 2007, we had $7,863 cash on hand, as compared to $10,907 at December 31, 2006. We are in the development stage and have not earned any revenue since our inception. Current funds available to us will not be adequate for us to complete our clinical program. Therefore, we will need to raise additional funds in order to fully implement our business plan. We will attempt to raise approximately $1,500,000 in additional funds over the next 12 months through private placements. However, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

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

Financing

Since December 31, 2006, we have raised an aggregate amount of $227,655 through two debt offerings. Approximately $202,655 was raised through a convertible note offering to five individuals, each of whom qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended. Each investor received an unsecured convertible promissory note bearing interest at a rate of 12% per year and maturing on January 25, 2008. Each promissory note is convertible at any time, at the option of the holder thereof, on or prior to the maturity date into one share of common stock of the Company. At any time during which the promissory notes are outstanding, if the Company consummates a private equity or equity-linked financing, the holders of such outstanding promissory notes may exchange their notes at their stated value for the securities in the new financing. In connection with this offering, each investor also received one Series B common stock purchase warrant for each two dollars of debt for a total of 101,328 warrants. Each Series B common stock purchase warrant provides the holder the right to purchase one share of common stock for $1.00 at any time prior to December 31, 2009. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act of 1933, as amended, due to the fact that it did not involve a public offering of securities of the Company.

The balance of the debt financing consummated by the Company was a short-term promissory note for $25,000 issued to George Angelidis, one of the Company’s directors. This note, issued on March 21, 2007, bears interest at a rate of 10% per annum and is due on June 1, 2007. In connection with the note, the director also received 25,000 Series B common stock purchase warrants. On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007. The director was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act of 1933, as amended, due to the fact that it did not involve a public offering of securities of the Company.

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

Patent

Patent consists of U.S. Patent No. 6,280,395 and legal fees incurred in maintaining the patent for our product. These costs are amortized over a period of 17 years using the straight-line method.

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, with the participation of our chief executive and chief financial officer, of the effectiveness, as of June 30, 2007, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Due to the fact that we have a limited number of employees and are not able to have proper segregation of duties based on the cost/benefit of hiring additional employees solely to address the segregation of duties issue, we have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. However, we have determined that the risks associated with the lack of segregation of duties are partially mitigated based on the close involvement of management in day-to-day operations. We have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

These following securities were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded the Company by Section 4(2) promulgated under the Securities Act in light of the fact that the issuances did not involve a public offering of securities of the Company:

•
On March 21, 2007, the Company borrowed an aggregate amount of $25,000 from George Angelidis, one of its directors. This loan, evidenced by a short-term promissory note issued on March 21, 2007, bears interest at 10% per annum and was due on June 1, 2007. The director was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock until December 31, 2009 at $1.00 per share. On June 1, 2007, the maturity date of the promissory note was extended to August 1, 2007 and the director was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock until December 31, 2009 at $1.00 per share.

•
The Company issued convertible promissory notes totaling $114,267 to four individuals, each of whom qualifies as an accredited investor under Regulation D of the Securities Act, on the following dates during the second quarter ended June 30, 2007: (i) $50,000 on April 10, 2007; (ii) $13,815 on May 31, 2007; and (iii) $50,452 on June 8, 2007; The notes bear interest at 12%, mature on January 25, 2008 and are convertible into common shares at a rate of $1.00 per share. The note holders were also granted one Series B common stock purchase warrant for every $2.00 loaned, for a total of 57,134 Series B common stock purchase warrants. Each Series B common stock purchase warrant is exercisable for one share of common stock at $1.00 per share until December 31, 2009.

•
On June 4, 2007, the Company also issued 75,000 Series B common stock purchase warrants to a consultant for services to be rendered through May 2008. The warrants are exercisable at $1.00 per share and expire on December 31, 2009.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 1, 2007, the Company issued 100,000 Series B warrants to Cavandale Corp., a corporation wholly-owned by Don Paterson, one of the Company’s directors, in exchange for Cavandale agreeing to extend the maturity date of its loans to the Company to July 1, 2008. The warrants are exercisable at $1.00 per share and expire on December 31, 2009. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007	IMPACT MEDICAL SOLUTIONS, INC.

	By:	/S/ WAYNE COCKBURN
Wayne Cockburn

President, Chief Executive Officer,
Secretary, Treasurer and Interim Chief Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial/Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-QSB for the quarter ended June 30, 2007

32.2	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002