Form 10QSB
period 2007-09-30
Impact Medical Solutions, Inc.
filed 2007-11-19
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 19, 2007, there were 16,478,465 shares of the registrant’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):   ☐ Yes ☒ No

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	11
Item 3.	Controls and Procedures	16

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	21

SIGNATURES		18

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Condensed Balance Sheets (Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and equivalents	$33,904	$10,907
Prepaid expenses	1,866	5,009

Total current assets	35,770	15,916

Furniture and equipment, net of accumulated depreciation	30,815	41,165

Patent, net of accumulated amortization	379,901	401,960
	$446,486	$459,041

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loans from directors and shareholders, net of unamortized discount	$189,259	$100,945
Convertible notes, net of unamortized discount	240,590	-
Note payable	34,613	-
Accounts payable	226,362	166,473
Accrued interest	57,509	29,898
Accrued salaries, vacation and other payroll items	353,233	276,502
Total current liabilities	1,101,566	573,818

Long-term debt
Note payable	-	34,613
Total long-term debt	-	34,613

Commitments and contingencies	-	-

Shareholders' equity
Preferred stock, 10,000,000 shares authorized, $.0001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 15,978,465 and 15,853,465 shares issued and outstanding	1,598	1,585
Additional paid-in capital	4,801,091	4,384,842
Deferred option, warrant and share costs	(133,774)	(44,657)
Deficit accumulated during the development stage	(5,323,995)	(4,491,160)
Total shareholders' deficit	(655,080)	(149,390)
	$446,486	$459,041

The accompanying notes are an integral part of these condensed financial statements.

IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three months		Nine months		(October 20, 1997)
	ended September 30,		ended September 30,		to September 30,
	2007	2006	2007	2006	2007

Costs and expenses:

Research and development	$30,303	$45,448	$117,636	$165,374	$704,144
Medical and clinical	26,463	89,740	79,210	207,663	1,079,156
General and administrative	130,961	168,549	463,009	391,677	3,067,681

Operating loss	187,727	303,737	659,855	764,714	4,850,981

Other income (expense):

Interest expense	(114,684)	(2,350)	(172,195)	(18,531)	(468,727)
Interest income	-	-	15	56	290

	(114,684)	(2,350)	(172,180)	(18,475)	(468,437)

Loss before provision for taxes	302,411	306,087	832,035	783,189	5,319,418

Provision for taxes	-	800	800	1,377	4,577

Net loss	$302,411	$306,887	$832,835	$784,566	$5,323,995

Basic and diluted net loss per share	$0.02	$0.02	$0.05	$0.05

Basic and diluted weighted average number of common shares outstanding	15,881,726	15,604,824	15,862,989	15,346,531

The accompanying notes are an integral part of these condensed financial statements.

IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
			(October 20, 1997)
	Nine months ended September 30,		to September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(832,835)	$(784,566)	$(5,323,995)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	32,974	32,594	160,456
Amortization of loan discount	144,583	8,973	389,993
Issuance of common stock for services	-	50,000	110,160
Issuance of stock options and warrants for services	72,072	79,390	1,128,557
Decrease (increase) in prepaid expenses	3,143	(3,776)	(1,866)
Increase (decrease) in accounts payable	59,889	18,968	226,362
Increase (decrease) in accrued expenses	104,342	(1,582)	410,742
Net cash used by operating activities	(415,832)	(599,999)	(2,899,591)

Cash flows from investing activities:
Capital expenditures	(565)	(3,509)	(71,172)
Net cash used by investing activities	(565)	(3,509)	(71,172)

Cash flows from financing activities:
Proceeds from loans from related parties	141,403	-	261,895
Proceeds from convertible notes	297,991	-	297,991
Payments on note payable	-	(4,000)	(65,387)
Issuance of common stock, net of costs	-	517,305	2,510,168
Net cash provided by financing activities	439,394	513,305	3,004,667

Net increase (decrease) in cash	22,997	(90,203)	33,904
Cash, beginning of period	10,907	212,704	-

Cash, end of period	$33,904	$122,501	$33,904

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with note payable	$255,073	$-	$520,030

The accompanying notes are an integral part of these condensed financial statements.

IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Condensed Statements of Shareholders’ Equity
From Inception (October 20, 1997) to September 30, 2007 (Unaudited)

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

IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Condensed Statements of Shareholders’ Equity
From Inception (October 20, 1997) to September 30, 2007 (Unaudited) (continued)

	Common Stock				Accumulated
			Additional	Deferred	During the	Total
	Number		Paid-in	Stock, Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	517,305
Shares issed for services	50,000	25	49,975	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-
Value of warrants issued	-	-	1,101,523	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	500,062	-	500,062
Net loss for 2006	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	1,585	4,384,842	(44,657)	(4,491,160)	(149,390)

Discount on notes (fv of detachable warrants)	-	-	255,073	-	-	255,073
Value of warrants issued	-	-	36,189	(36,189)	-	-
Shares issued for services	125,000	13	124,987	(125,000)	-	-
Amortization of stock and stock warrant costs	-	-	-	72,072	-	72,072
Net loss for nine months ended September 30, 2007	-	-	-	-	(832,835)	(832,835)
Balance, September 30, 2007	15,978,465	$1,598	$4,801,091	$(133,774)	$(5,323,995)	$(655,080)

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

Interim periods
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.

2. Loans from directors and shareholders

During the nine months ended September 30, 2007, the Company borrowed a total of $100,000 from Frans Berndsen, one of its shareholders. During the second quarter, $65,000 of these loans were issued and treated as 12% convertible notes payable as described in note 3. As such, the shareholder was granted one Series B warrant for every $2.00 loaned for a total of 32,500 Series B common stock purchase warrants to purchase 32,500 shares of common stock at $1.00 per share until December 31, 2009, and a total debt discount of $22,473 was recorded to be amortized over the life of the loan. On September 27, 2007 the Company and the lender agreed there had been a misunderstanding and a debt restructuring occurred. The original $65,000 in loans were restructured to modify the original terms, as well as for the remaining $35,000 which was received in the third quarter and for which 17,500 Series B warrants had be issued. These loans, evidenced by short-term promissory notes issued on May 31, 2007, June 8, 2007 and July 17, 2007, bear interest at 10% per annum and matured on September 27, 2007. The 50,000 Series B warrants previously issued were cancelled and in connection with the short-term promissory notes, the shareholder was granted 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009.

The fair value of the warrants using the Black-Scholes valuation method totaled $35,432 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense. The future cash payments of the new loan exceed the carrying value of the loan as of the restructuring date, so no gain was recorded.

On September 27, 2007 the maturity date of the promissory noted was extended to December 27, 2007. The shareholder was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $35,432 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the extended life of the loan as interest expense.

2. Loans from directors and shareholders (continued)

During the nine months ended September 30, 2007, the Company borrowed $25,000 from George Angelidis, one of its directors. This loan, evidenced by a short-term promissory note issued on March 21, 2007, bears interest at 10% per annum and matured on June 1, 2007. The director was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $2,072 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense. On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007. The director was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $2,331 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On August 1, 2007 the maturity date of the promissory note was extended to December 31, 2007. The director was granted an additional 50,000 Series B common stock purchase warrants to purchase 50,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $17,716 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the extended life of the loan as interest expense.

In addition, a loan to another director in the amount of $136,895 matured on July 1, 2007. On that date the promissory note was extended to July 1, 2008. The director was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $35,432 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the extended life of the loan as interest expense.

3. Convertible notes payable

During the nine months ended September 30, 2007, the Company issued convertible promissory notes totaling $362,991 to ten individuals (before restructuring), each of whom qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended. The notes bear interest at 12%, mature on January 25, 2008 and are convertible into common shares at a rate of $1.00 per share. The note holders were also granted one Series B common stock purchase warrant for every $2.00 loaned, for a total of 148,996 Series B warrants.

In accordance with guidance issued by the Financial Accounting Standards Board and the Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios, the company recognized an embedded beneficial conversion feature present in the convertible promissory notes. The Company recognized and measured an aggregate of $63,329 of the proceeds, which is equal to the intrinsic value of embedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible promissory notes.

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company recognized the value attributable to the warrants in the amount of $63,329 to additional paid-in capital and a discount against the convertible promissory notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes valuation method and the following weighted average assumptions: term of 1.75 years, risk-free interest rate of 4.5%; volatility of 80% and a weighted fair value of $.4266.

3. Convertible notes payable (continued)

The total debt discount of $126,658 is being amortized to interest expense over the life of the loan.

During the quarter ended September 30, 2007, $65,000 of this debt was restructured. See note 2.

4. Shareholders’ equity

Warrants
During the nine months ended September 30, 2007, the Company issued 200,000 Series B common stock purchase warrants along with loans payable to two directors, and 200,000 Series B common stock purchase warrants along with loans payable to a stockholder. See note 2. The following weighted average assumptions were used to calculate the warrants issued in connection with the loan payable to a director: term of .17 - 1.5 years, risk-free interest rate of 4.5% - 4.875%; volatility of 39% - 70% and a weighted fair value of $.0829 - $.3543.

During the nine months ended September 30, 2007, the Company issued 148,996 Series B common stock purchase warrants along with convertible promissory notes to nine individuals, net of restructured amounts. See note 3.

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

Common stock
During the nine months ended September 30, 2007, the Company issued a total of 125,000 shares to two vendors for consulting services. The services were valued at $1.00 per share, and the value of the services is being amortized over the period of the consulting agreements.

5. Subsequent events

On October 17, 2007, the Company entered into a two year consulting agreement with I.P.F. Luxembourg SA for business advisory services in the European Union. As payment for these services, the consultant accepted 500,000 shares of the Company’s common stock, and the Company will amortize the fair value of these shares over the life of the contract.

On October 26, 2007, the Company borrowed $10,000 from Wayne Cockburn, an officer, director and shareholder. This loan, evidenced by a demand promissory note, bears interest at 10% and matures on December 31, 2007. Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009.

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

At some point in the next two to four months, we anticipate completing a larger financing which should enable us complete the clinical program and move the MPR System into the commercialization stage. We estimate this budget to be in the $1 - $1.5 million range. In October 2007, we entered into an agreement with an advisory group however no firm plans have been made on the structure of our financing.

Liquidity and Capital Resources

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Two of our four employees and two of our three independent consultants devote at least a portion of their time to research and development activities.

For the nine months ended September 30, 2007 and September 30, 2006, we incurred a net loss of $832,835 and $784,566, respectively. At September 30, 2007, we had $33,904 cash on hand, as compared to $10,907 at December 31, 2006. We are in the development stage and have not earned any revenue since our inception. Current funds available to us will not be adequate for us to complete our clinical program. Therefore, we will need to raise additional funds in order to fully implement our business plan. We will attempt to raise approximately $1,500,000 in additional funds over the next 12 months through private placements. However, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

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

Financing

Since December 31, 2006, we have raised an aggregate amount of $422,991 through two debt offerings. Approximately $297,991 was raised through a convertible note offering to nine individuals, each of whom qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended. Each investor received an unsecured convertible promissory note bearing interest at a rate of 12% per year and maturing on January 25, 2008. Each promissory note is convertible at any time, at the option of the holder thereof, on or prior to the maturity date into one share of common stock of the Company. At any time during which the promissory notes are outstanding, if the Company consummates a private equity or equity-linked financing, the holders of such outstanding promissory notes may exchange their notes at their stated value for the securities in the new financing. In connection with this offering, each investor also received one Series B common stock purchase warrant for each two dollars of debt for a total of 148,996 warrants. Each Series B common stock purchase warrant provides the holder the right to purchase one share of common stock for $1.00 at any time prior to December 31, 2009. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act of 1933, as amended, due to the fact that it did not involve a public offering of securities of the Company.

The balance of the debt financing completed by the Company were two short-term promissory notes for $125,000 - $25,000 issued to George Angelidis, one of the Company’s directors and $100,000 to Frans Berndsen, one of the Company’s shareholders. The note to Mr. Angelidis was issued on March 21, 2007, bears interest at a rate of 10% per annum and was due on June 1, 2007. In connection with the note, the director also received 25,000 Series B common stock purchase warrants. On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007. The director was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. On August 1, 2007 the maturity date of the promissory note was extended to December 31, 2007. The director was granted an additional 50,000 Series B common stock purchase warrants to purchase 50,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.

The notes to Mr. Berndsen were originally issued as convertible notes on May 31, 2007 ($13,815), June 8, 2007 ($51,185) and July 17, 2007 ($35,000) and carried the same terms as those described above. On September 27, 2007, the terms of these notes were renegotiated so that they now bear interest at a rate of 10% per annum and are all due on December 27, 2007. In connection with the renegotiated notes, Mr. Berndsen received 100,000 Series B common stock purchase warrants for his $100,000 loan. On September 27, 2007, Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for agreeing to extend the maturity date of the notes to December 27, 2007. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act of 1933, as amended, due to the fact that it did not involve a public offering of securities of the Company.

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

Item 2. Sale of Equity Securities and Use of Proceeds.

These following securities were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded the Company by Section 4(2) promulgated under the Securities Act in light of the fact that the issuances did not involve a public offering of securities of the Company:

•
On March 21, 2007, the Company borrowed an aggregate amount of $25,000 from George Angelidis, one of its directors. This loan, evidenced by a short-term promissory note issued on March 21, 2007, bears interest at 10% per annum and was due on June 1, 2007. The director was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock until December 31, 2009 at $1.00 per share. On June 1, 2007, the maturity date of the promissory note was extended to August 1, 2007 and the director was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock until December 31, 2009 at $1.00 per share. On August 1, 2007, the maturity date of the promissory note was extended to December 31, 2007 and the director was granted an additional 50,000 Series B common stock purchase warrants to purchase 50,000 shares of common stock until December 31, 2009 at $1.00 per share.

•
The Company issued convertible promissory notes totaling $159,602 to seven individuals, each of whom qualifies as an accredited investor under Regulation D of the Securities Act, on the following dates during the third quarter ended September 30, 2007: (i) $14,602 on July 16, 2007; (ii) $35,000 on July 12, 2007; (iii) $10,000 on July 13, 2007; (iv) $50,000 on July 19, 2007, and; $50,000 on July 20, 2007.  The notes bear interest at 12%, mature on January 25, 2008 and are convertible into common shares at a rate of $1.00 per share. The note holders were also granted one Series B common stock purchase warrant for every $2.00 loaned, for a total of 79,801 Series B common stock purchase warrants. Each Series B common stock purchase warrant is exercisable for one share of common stock at $1.00 per share until December 31, 2009.

•
Between May 31, 2007 and July 17, 2007, the Company borrowed an aggregate amount of $100,000 from Frans Berndsen, one of its shareholders. This loan, evidenced by three short-term promissory notes issued on May 31, 2007 ($13,815), June 8, 2007 ($51,185) and July 19, 2007 ($35,000) bear interest at 10% per annum and are due on September 27, 2007. Mr. Berndsen was also granted 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock until December 31, 2009 at $1.00 per share. On September 27, 2007, the maturity date of the promissory note was extended to December 27, 2007 and Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock until December 31, 2009 at $1.00 per share.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2007	IMPACT MEDICAL SOLUTIONS, INC.

	By:	/S/ WAYNE COCKBURN
Wayne Cockburn

President, Chief Executive Officer, Secretary, Treasurer and Interim Chief Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-QSB for the quarter ended September 30, 2007

32.2	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002