Form 10KSB
period 2007-12-31
Impact Medical Solutions, Inc.
filed 2008-03-31
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

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

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:    Common Stock, par value $0.0001 per share

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

The registrant had no revenues for the fiscal year ended December 31, 2007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days. $12,194,064 based on a sales price of $0.74 per share on March 31, 2008.

As of March 31, 2008 there were 16,478,465 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

TABLE OF CONTENTS

Page
PART I

Item 1.	Description of Business

Item 2.	Description of Property

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Item 6.	Management’s Discussion and Analysis or Plan of Operation

Item 7.	Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A	Controls and Procedures

Item 8B	Other Information

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.	Certain Relationships and Related Transactions and Director Independence

Item 13.	Exhibits and Reports on Form 8-K

Item 14.	Principal Accountant Fees and Services

Signatures

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

MPR is a non-invasive, bio-mechanically and mathematically based evaluation that objectively discriminates between normal and abnormal musculoskeletal function as it relates to the back and neck. MPR analyzes patterns of muscle recruitment - the engagement of muscles in order to perform specific body movements. MPR test results provide detailed physiological information on muscle function that we believe can assist in the diagnosis and treatment of back and neck injuries and illness. The results of an MPR evaluation are presented in a comprehensive report that confirms normal muscle recruitment patterns or provides clinically relevant information on the nature and severity of dysfunction at each recorded muscle site.

We believe that the capabilities of the MPR System are unique and that the system addresses an unmet market need for an objective, evidence-based test that can be used by physicians and other health care professionals to better assess and manage patients with impaired musculoskeletal function. We believe the MPR System supports the cost-containment and risk management goals of insurers, workers compensation carriers, self-insured employers and managed care providers by providing objective information to help control health care costs associated with back and neck injuries.

Central to the MPR System is the fact that muscles in the back and the neck function as an interactive system. In order to determine whether a particular muscle is functioning normally or abnormally, it must be examined in concert with all of the other muscle groups required for the body to make specific movements. Muscles also interact in a predictable manner that can be expressed in a kinesiological relationship. These principles have been incorporated into the MPR test and form the basis of a unique system that measures the relationships among muscles in a given movement. By comparing relationships of muscles, MPR is able to normalize subjects against each other.

The standardized protocol of movements that make up the MPR test provides the ability to compare patients to a normal database. When patients replicate the same carefully administered, standardized movements performed by subjects in the normalized database, an accurate comparison can be made. Using a data analysis system (described in greater detail below), the comparison of a patient's patterns with those of the "normal" subjects in our database is the basis of the MPR System.

During the years ended December 31, 2007 and 2006, we incurred a net loss of $1,263,489 and $2,077,147, respectively, and had $15,144 cash on hand as of December 31, 2007. We are in the development stage and have not earned any revenue since our inception. Due to the foregoing facts, our auditors have expressed their doubt as to our ability to continue as a going concern. Current funds available to us will not be adequate for us to complete our clinical program. Therefore, we will need to raise additional funds in order to fully implement our business plan. However, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

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

Research and Development

We expense our research and developments expenses. Research and development expenses consisted of costs associated with the design, development, testing, and enhancement of the MPR System. The primary costs are salaries, consulting fees and non-recurring software development costs. Research and development expenses decreased to $151,217 in 2007 from $212,060 in 2006 primarily due to less working capital available to pursue our programs. Our clinical trial was suspended in 2005 due to lack of adequate funding. We are currently working on securing new financing so that we can re-commence the clinical trial in the second half of 2008. Should our funding efforts be unsuccessful, the re-commencement of our clinical program would remain on hold until such time as appropriate financial resources were available.

Market Opportunity

Overview

Back pain is one of the most common and significant musculoskeletal medical problems in the world. Back injuries are the leading cause of disability in the United States for people younger than 45 years of age and have been the most expensive health care problem for the 20 to 50 year-old age group. Eighty percent (80%) of adults seek care at some time for low back pain, and approximately one third of all disability costs in the United States are due to back disorders.

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

Acute low back pain is often recurrent, and most patients with a history of acute episodes eventually have more chronic symptoms. Also, persons who seek medical attention for back pain are thought to be at increased risk for chronic pain and disability. We believe patients in all three groups (acute, sub acute and chronic) are appropriate candidates for MPR.

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

Target Markets for MPR

The target markets for MPR are large and include the following:

•	Primary care physicians, who initially treat the majority of patients with back pain;
•	Specialists including neurologists, orthopedic surgeons, physical medicine and rehabilitation physicians (PM&R) and occupational medicine practitioners (occmed);
•	The employer market;
•	The Workers’ Compensation market;
•	Health Maintenance Organizations (HMOs); and,
•	Insurance companies.

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

Specialists

There are several areas of specialty medicine that we believe represent target markets for MPR. They include:

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

The second component of this market, and a market segment unto its own, is the use of MPR as an occupational assessment tool to prevent injuries from occurring in the first place. For these employers, we believe screening new and veteran employees to identify those with positive MPR tests could improve job placement and identify high-risk groups for future injury that may benefit from back strengthening and flexibility exercises. This use of MPR as a preventative tool also blends well with the trend towards preventative medicine.

Additionally, the Company may look at other occupational medicine applications once MPR is fully tested for the back/neck.

Workers’ Compensation Market

Work-related back and neck injuries, or musculoskeletal disorders, are caused or aggravated by the work environment. Work-related back and neck injuries can result in reduced worker productivity, inability to perform job tasks, work loss, and temporary or permanent disability.

We believe that Workers’ Compensation carriers stand to generate savings and improve their competitive market position through the adoption of the MPR technology. Although state laws vary, carriers are usually able to dictate or influence the sources of care for back problems, particularly in the crucial early period. Increasingly, managed care organizations provide workers’ compensation services through contractual relationships with physician groups. These organizations have the authority to recommend the incorporation of MPR into their assessment and treatment protocols.

Health Maintenance Organizations (HMOs)

HMOs contract with large medical groups to provide services under both health benefit and workers’ compensation plans. We believe the use of MPR can reduce the need for more expensive tests, reduce the number of physician and non-essential therapy visits, and assist physicians in recommending appropriate rehabilitative therapy. For this reason, we believe managed care organizations such as HMOs will be highly motivated to adopt the cost-effective MPR technology.

Insurance Companies

We believe the insurance companies are large targets because their reimbursement policies and practices have a profound impact on the medical diagnostic industry; they largely dictate pricing policies, methods of distribution and growth strategies. Insurance companies are also playing an increasingly important role as prescribers. We believe MPR has the potential to control direct medical costs and indirect costs such as lost time, disability claims, and litigation expenses and therefore we believe that MPR will be well received by insurers. We also believe they can become a major source of referrals, particularly in the workers’ compensation market.

MPR has the potential to serve all of the above markets. Because these markets are inter-related, we believe marketing simultaneously to all markets will reduce the sales cycle, sales and marketing costs and increase market penetration in each segment.

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

Our Product Offerings

The MPR System
The MPR System is a clinical tool that performs a biomechanical and mathematical analysis of muscle function. Test results are based on the simultaneous measurement of surface electromyography (sEMG), signals produced by specific back and neck muscles during the execution of distinct body movements (an MPR Test). A patient's readings are digitized and processed by a proprietary data analysis system that generates graphic images of recognizable muscle activity patterns. A computer-assisted comparison of a patient's patterns with those produced by normal subjects is then provided in a report that forms the basis of the clinical evaluation.

The MPR System consists of three components:

•	MPR Data Acquisition Device;
•	MPR Data Analysis System; and
•	MPR Report

The MPR Data Acquisition Device
The MPR Data Acquisition Device consists of a commercially available laptop computer system and a recording system equipped with a set of signal amplifiers. The amplifiers are attached to customized skin-surface electrodes that pick up the electrical signals produced by the underlying muscles. The recording system and signal amplifiers are purchased from one of several suppliers in the market place.

The Data Acquisition Device is controlled by proprietary data collection software developed and owned by IMS. The software prompts and guides the Technician (operator) in performing the required data collection tasks; it assists patient and operator in the execution of body movements by providing visual and audio prompts; and it provides a real-time graphical display of muscle activity. The MPR Technician is therefore assisted in completing successfully and reliably the data collection process, and is further guided in archiving and transmitting the data for clinical analysis.

The MPR Data Analysis System
The data collected during each MPR Test is transmitted electronically to a central location (application server) for processing by our computerized Data Analysis System. Proprietary analytical software, also developed and owned by IMS, is used to assess the quality of the MPR data and to derive a number of complex measures which characterize the patient’s muscle recruitment patterns. These measures are then compared to their respective equivalent derivations from a normative database of non-injured and pain-free subjects. The results of the analysis are presented in an MPR Report, which is electronically transmitted to the referring health care provider.

The MPR Report
The MPR Report provides the health care provider with findings that help to classify the patient as normal or with a graded level of muscle dysfunction (abnormal). The MPR Report includes graphic, statistical and narrative representations of each muscle group’s recruitment patterns as compared to normative patterns and provides critical information about the muscle groups examined. This information includes:

Evidence of dysfunction:	Reports if muscle recruitment is normal or abnormal and if abnormal, the location of the abnormality.

Conditions of occurrence and severity of dysfunction:
Reports the severity of the dysfunction as compared to normal, and the motor movement(s) in which a dysfunction was observed. Also reports if the dysfunction is due to hyperactivity (muscle spasm) or hypoactivity (muscle weakness).

Patterns of abnormal muscle recruitment:	Provides a graphic presentation of the abnormal muscle patterns, including the patterns of abnormal muscle compensation.

MPR - based Clinical Evaluation

The MPR Report and a health care provider clinical examination would form the basis of an MPR - based evaluation. At the discretion of the referring health care provider, patients may be retested to measure the progress of treatment and assist in making a decision for discharge. We believe several other critical questions are implicitly addressed when a patient is retested to ascertain if additional treatment is advisable. For example:

•	Is the patient's muscle recruitment pattern now within the range of normal?
•	If not, have the patient’s recruitment patterns improved through treatment?

•	Should the payer continue to fund further (or alternative) treatment?

These questions address issues of rehabilitation, short and long term disability, and the ability of a person to return to work.

Manufacturing and Service

We use commercially available data recording equipment and disposable electrodes from Thought Technology Ltd., an unaffiliated biofeedback and psycho-physiological instrument manufacturer based in Montreal, Canada. Thought Technology maintains all relevant manufacturing facility registrations and Quality System certifications (ISO 13485) for the sEMG/ECG equipment and disposables used in the MPR System, and is in full compliance with FDA, Health Canada and European (CE Marking) requirements.

IMS currently performs the final assembly of the MPR Data Acquisition Device, which includes software installation, system configuration, and final system testing. The MPR software is produced and released by IMS. IMS is currently responsible for first-line service, including software support. Individual equipment is serviced by their corresponding manufacturers.

The MPR Data Analysis System (central application server and related software) is configured, maintained, and operated by IMS.

Regulatory Requirements

The Food and Drug Administration (FDA), under the authority of the Federal Food, Drug, & Cosmetic (FD&C) Act and the Safe Medical Devices Act (SMDA), regulates all medical devices manufactured in the United States. FDA`s Center for Devices and Radiological Health (CDRH) is charged with assuring the public that a device is safe and effective for its intended use. CDRH is also responsible for regulating the firms who manufacture, re-package, re-label, and/or import medical devices sold in the United States.

The level of regulatory scrutiny is determined in good part by the class of a device. Device classification is risk-based, depending on the intended use of the device. Devices fall into three classes: Class I, II and III, with Class I devices requiring the least stringent controls and Class III devices requiring the most stringent controls. All classes of devices are subject to General Controls, which include establishment (manufacturing/assembly site) registration, device listing, labeling, and current Good Manufacturing Practices (GMP) in compliance with the Quality System Regulation.

The FDA does not actually test devices, but through various committees, it reviews pre-marketing applications for devices to assure their safety and effectiveness in accordance with their classification.

For Class I and Class II diagnostic devices, a manufacturer must first demonstrate that the device is “substantially equivalent” to a legally marketed device that has already been classified (known as a “predicate” device). This is accomplished by submitting a Premarket Notification under Section 510(k) of the FD&C Act. If after the 510(k) review the new device is found to be “substantially equivalent” to its “predicate” device, the FDA will allow the sale of the new device.

For Class III devices, a premarket approval (PMA) is required. PMA is the most stringent type of device marketing application required by FDA. Class III devices are those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury. Due to the level of risk associated with Class III devices, FDA has determined that general and special controls alone are insufficient to assure the safety and effectiveness of Class III devices. Therefore, these devices require a PMA application under section 515 of the FD&C Act in order to obtain marketing clearance.

Thought Technology’s EMG equipment used in the Data Acquisition Device of the MPR System is a Class II device and has been cleared by the FDA under Section 510(k). The MPR Data Analysis System has not yet been cleared and may be treated as a Class III medical device by FDA. IMS is working with experienced FDA/regulatory consultants and plans to meet with the FDA in the second half of 2008 to determine the classification of the MPR System. The Company believes the MPR System will be treated as a Class II device and has already identified suitable predicate devices which it believes are substantially equivalent to the MPR System and will support a new 510(k) submission. There is however no certainty at this time that the FDA supports this belief.

Additional performance and marketing claims will be filed with the FDA after the completion of an independent clinical trial - the results of which will determine the degree of clinical utility for the MPR test as a diagnostic tool in its own right. (For more information on the clinical trial, see Major Medical Market)

Reimbursement for MPR - CPT Coding

When billing insurance companies for services like MPR, health practitioners use “codes”. Reimbursement claims require the use of two coding systems: one that identifies the patient's disease or medical condition (the International Classification of Diseases, 9th Revision, Clinical Modification, or ICD-9-CM, codes) and another that describes the procedures, services or supplies a practitioner provides to their patients (the Current Procedural Terminology, or CPT, codes).

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

 MPR has been reimbursed in the past under a general CPT code for “Alternative Neuromuscular Disorders” (Code #95999). We believe that to obtain broad acceptance of the MPR System with health care practitioners, it may be important for us to obtain a more specific CPT code for the test than Code #95999. We are working with a leading specialized consulting firm that provides financial and regulatory services to companies like ours and we expect to complete a thorough analysis of this issue before a decision is made regarding a specific reimbursement code.

Patents and Trademarks

Our technology is protected by the following patent:

Patent	Information	Dates	Status	US Serial	Expiration
Muscle Pattern Recognition	Full application	August, 2001	Approved	6,280,395	August, 2021

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

Sales and Marketing

Overview

We believe today’s health care environment in the U.S. is very complex, and the development and introduction of a new medical device such as MPR involves not just an FDA approval process, but overcoming significant reimbursement hurdles and complex commercial challenges associated with training and educating physicians, patients and payors.

We believe the traditional delivery of health care, when decision-making was based on the sole discretion of the treating physicians, has evolved toward a more financially based, protocol-driven medical care that is now known as evidence-based medicine. We believe this new healthcare paradigm has created new and complex relationships between all organizations that populate every point of the health care compass - integrated insurers, self-insured employers, managed care organizations, third party administrators, risk managers and physician networks. We believe complicated new relationships have evolved and must all be considered as part of the marketing effort of MPR.

The Marketing Plan

We believe there are three broad markets for MPR under which all other target markets fall. The three markets are the Major Medical market, the Workers’ Compensation market and the Medical/Legal market. Our initial target market for MPR is the Major Medical market because we believe successfully penetrating this market will allow us to reach the largest audience of potential users and referrers of the test.

Major Medical Market

The target markets for MPR within the medical profession include Neurologists, Orthopedic Surgeons, Physical Medicine and Rehabilitation Specialists (Physiatrists), Occupational Medicine Practitioners (OccMed), Primary Care Physicians (GPs) and Physical Therapists.

For MPR to be accepted by this market we believe there are three important conditions that must be met:

1.	The clinical effectiveness of MPR must be demonstrated in independent clinical studies and the results must be published in one or more peer-reviewed journals;
2.	Medical professionals must be certain that they will be reimbursed if they prescribe the test; and,

3.	There must be minimal disruption in the way physicians treat their patients when introducing MPR into their practice.

To meet the first condition, we have started an independent clinical trial of MPR at two North American sites with plans to expand to four. Patient recruitment to this trial is currently on hold and will remain so until we obtain further funding.

Integrated medical practices (physicians with rehabilitation capability) and independent rehabilitation hospitals and clinics were approached to participate in our clinical trial. Site selection was important and was ultimately based on three criteria:

1.	The participating site should be, in our view, recognized as a leading center for the treatment of back and neck injuries;
2.	Each site must meet certain commitments regarding patient recruitment; and,
3.	Each site must have the potential of becoming an MPR customer after the trial has been completed.

We believe each of the four participating centers also has the potential to serve as a provider of the technical services (i.e. perform the MPR test) for potential new customers such as Workers’ Compensation members and local employers.

We believe successful completion of the clinical trial will allow us to receive all necessary regulatory bodies’ clearance for the U.S., Canadian and European markets. Concomitantly, we believe it will provide all necessary data for the preparation and submission of independent scientific papers to peer-reviewed journals and the participation in selected scientific and medical conferences.

Following the clinical trial, we intend to use the recognition and influence of our Medical Advisory Board (MAB) members to assist in the process of MPR methodology acceptance in the medical community at key scientific and medical conferences.

We anticipate target marketing will follow from industry and trade awareness campaigns to specific executions directed at specific customers and customer segments. We expect individual physicians and occupational clinic settings involved in Workers’ Compensation will be an early initiative under our marketing plan.

The Workers’ Compensation system is a legally-driven medical delivery system and we believe that many physicians do not wish to become involved in litigated matters and defer such cases to those specialists who are familiar with the compensation laws. It is this latter group of health care providers who take care of the overwhelming majority of such cases. The specialties of Occupational Medicine, Orthopedic Surgery, Neurology and Physical Medicine and Rehabilitation (Physiatry) are the most common care providers to the injured worker. It is to these groups of providers that we will initially concentrate our efforts. Through publications in medical journals, presentations at national medical conferences, lectures at smaller local medical societies and hospitals, discussions with selected teaching hospitals and universities, and the writings and endorsements of the members of our MAB members, we believe we can appropriately present the MPR technology to a wide audience of users. As the members of a medical community tend to speak freely amongst themselves about emerging technologies, we believe we can also expect a greater awareness of MPR from simple doctor-to-doctor word of mouth.

We believe that as the awareness of the MPR technology increases, it will be easier for a physician to request a test just as he/she can request an x-ray or an MRI. And because it is only the physician who can institute a rehabilitative treatment program for an injured patient, he/she can also order follow-up MPR testing to monitor a patient’s progress during their rehabilitative recovery phase and assist in bringing that case to closure.

At approximately the same time, we expect to contact and begin all of the necessary activity to join with other high-profile providers of healthcare and work with them as beta-sites to help spread the word and independently demonstrate the benefits of the MPR technology in the diagnosis and treatment of back and neck injuries.

Discussions have already begun with healthcare providers and large key national employers and insurers. They have all indicated their interest and intention to become involved with us both as users and buyers of the MPR services upon completion of the clinical trial and with our FDA clearance, if obtained.

Under these ‘joint ventures’, we believe that we will soon thereafter generate the support and data necessary to obtain our own CPT code (reimbursement code), a key, we believe, to more widely spreading the awareness and utilization of the MPR technology and a key, we believe, to meeting the second condition in obtaining acceptance by the medical profession.

Finally, we believe that it is well-known that health care providers, specifically medical doctors, use testing and examination methodologies that they have learned through their years of training and practice and that changing the way in which they treat their patients is a difficult challenge for companies like ours. To overcome this challenge (the third condition listed above), we expect to start contacting medical schools after the completion of the clinical trial to begin training those specialists that have been identified as the main prospective users of MPR (i.e. occupational medicine doctors, physiatrists, neurologists, and orthopedic surgeons). We intend to approach influential medical schools to start such a program that we believe will allow the MPR methodology to become a part of the training curriculum for the clinical evaluation of patients with non-surgical back and /or neck injuries.

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

Although state laws vary, insurance carriers are usually able to dictate or influence the sources of care for back problems, particularly in the crucial early period. These organizations have the authority to recommend the use of MPR in their assessment and treatment protocols. We believe Workers' Compensation boards and self-insured companies stand to generate substantial savings by using MPR because of the enormous costs involved in lost productivity associated with employee time away from work.

There are many players involved in the many facets of the implementation of the workers' compensation system. They include:

•	the medical profession in the broadest definition of 'medical' ‘;
•	insurance companies;

•	employers and employer organizations;
•	injured workers;

•	labor unions and workers' organizations;
•	attorneys and their organizations; and

•	the state agencies that regulate and implement the workers’ compensation program.

We believe all of the players are in some way linked to each other under the workers’ compensation system, and we believe each stakeholder represents a distinct market for MPR and requires a unique marketing approach. The one common element, however, that underscores each of these markets is that to be successful, we believe MPR must gain the acceptance of the medical profession and the insurance companies.

Insurance Companies and Medical/Legal Market

Addressing the needs of the insurance companies will be one of the other prime focuses of our marketing plan. Their reimbursement policies and practices may have a profound impact on our methods of distribution, our growth strategy and ultimately on our revenues because their reimbursement procedures largely dictate the pricing policies for our product. We believe that by addressing the needs of the insurance companies, we are also addressing the needs of the medical professionals who use MPR. Third party payers can be very controlling and onerous for physicians to deal with on a day-to-day basis and if we are successful in establishing clear reimbursement policies for MPR, we believe physicians will be more likely to use the test because they may be saved the aggravation of fighting the insurance company over billing and payment for the test.

When billing insurance companies for services like MPR, health practitioners use reimbursement codes. Reimbursement claims require the use of a coding system: one that identifies the patient's disease or medical condition and another that describes the procedures, services or supplies a practitioner provides to their patients (the Current Procedural Terminology, or CPT code).

The process for requesting a new CPT code is well defined by the American Medical Association which has developed a formal process for evaluating coding suggestions for products like MPR. In the past, MPR has been reimbursed under a general CPT code for “Alternative Neuromuscular Disorders” (Code #95999).  To obtain broad acceptance of the MPR System with insurance companies and other third party payers, we believe it may be necessary to obtain a more specific CPT code for the test than Code #95999.  To help us achieve this goal, we are working with a leading specialized consulting firm that provides financial and regulatory services to companies that operate in regulated industries.

If we are successful in obtaining a CPT code for MPR, the marketing emphasis with the insurance companies is likely to shift from proving the safety and effectiveness of MPR to demonstrating the economic benefits associated with using the test to identify and treat muscle dysfunction of the back and the neck. We believe this shift can be accomplished through one or more independent cost/benefit studies which we plan on beginning after the current clinical trial has been completed.

We believe the value of these cost/benefit studies to us is great because insurance companies are also playing an increasingly important role as prescribers. And because we believe MPR has the potential to control direct medical costs and indirect costs such as lost time, disability claims, and litigation expenses, we believe that MPR will be well received by insurers who have the potential to become a major source of referrals, particularly in the workers’ compensation market. The cost of these studies is expected to be less than those associated with the current clinical trial and may be absorbed by one or more potential customers.

Other Target Markets

Employers

Most employers are experience-rated for workers’ compensation. They can directly benefit from reductions in the medical and income continuation costs due to better discernment in the diagnosis and treatment of back problems. In addition, many employers retain significant financial risk for disability and lost wages as well as health care costs under health benefit plans they purchase on behalf of their employees and dependents. We believe these employers stand to reduce their health care costs by using MPR.

Self-insurance, in the context of workers’ compensation (WC), is a program under which an employer assumes the risk for the vast majority of its WC liabilities, and purchases some form of excess, or stop-loss coverage, designed to protect the employer from catastrophic losses. We will initially focus our sales and marketing efforts with those employers where we believe the MPR System’s strengths and economic advantages are most easily recognized and quantified. Some of these employers include previous users of MPR.

We will also target specific employers where MPR has the ability to serve as an occupational health assessment tool that we believe can be used not only to reduce the overall cost of health care and health care insurance but also as an assessment tool to prevent back injuries in those employees who may have a pre-existing condition. Examples of these employers include those companies working in the automobile manufacturing sector, airlines, ground transportation and heavy manufacturing.

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

Other target markets include firms servicing insurance companies, third-party plan administrators for self-insured employers, and risk and case management companies. We plan on targeting the medical care providers that service these markets such as hospitals, rehabilitation clinics, industrial clinics, diagnostic centers, physical therapists and MRI imaging centers. We feel this second group is also an important component of our strategy because, in addition to its capacity to prescribe MPR, it may serve as a delivery vehicle for the test.

Health Maintenance Organizations (HMOs) are expected to be of vital importance to us due to their leadership role in the cost containment drive and the considerable market share they enjoy.

We will also attempt to recruit hospitals, independent clinics and diagnostic centers as evaluation centers for MPR evaluations. We believe these providers have the potential to become the delivery system for corporate clients and insurance companies. They have the ability to service the medical/legal market and may later become the sites for entry into the medical back pain and physical medicine market.

We also believe that the MPR technology can have a significant impact on the cost containment related to the conservative management of back and neck patients in the rehabilitation industries. The large increase in the cost of treatments over the last decade has resulted in more and more reimbursement being based on capitation. Under the capitation system, health care providers are awarded a fixed maximum in their fees for services. At this time, we believe there are no known objective measures that can monitor if a patient needs more treatment or not. We believe we can provide this objective evidence, and we are planning to build relationships with major national rehabilitation organizations that we believe will result in the establishment of best care practices for the delivery of back and neck rehabilitation protocols.

We also expect to enter into agreements with local and regional medical product distributors to reinforce the sales and marketing of MPR, and to act as service providers to their customers and to other strategic partners. We believe that developing longer sales cycle opportunities will be accomplished through more comprehensive strategic marketing and foreign and domestic partnerships. We anticipate that this combination of efforts will establish the product awareness and acceptance.

Growth through Partnership

We are in the process of developing corporate alliances for the development, sales and marketing of MPR in a number of important markets. Initially, we are targeting strategic alliances with corporate partners to gain ‘footholds’ in specific markets outside the United States.

The second level of partnerships is expected to be with U.S. corporate partners to gain access to our key domestic markets. Together we hope to encourage pilot projects with carefully selected customers - employers, workers' compensation carriers, managed care organizations and physicians groups that deliver significant services under workers' compensation.

We have entered into discussions with a European-based company for the sales, marketing and distribution of MPR in the European Union (EU) but no agreement has been reached. We have also entered into discussions with another company for a similar deal in Canada but no agreement has been reached.

Research and Development

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Two of our four employees, one of which spends 100% of his time on research and development activities and the other who spends a portion of his time on such activities, and two independent consultants who devote 100% of their time on research and development activities. We engage consultants on an as needed basis and pay them on a hourly basis. In 2007, we paid our research and development consultants an aggregate of $11,936, compared to $57,176 in 2006. We anticipate increasing our research and development activities upon our obtainment of additional funds, of which there can be no assurances.

Employees

We have four full-time employees including one research and development employee, one medical and clinical employee who devotes a portion of his time to research and development activities, and two administrative employees. Three of our employees are members of management. To the best of our knowledge, we are in compliance with local prevailing wage, contractor licensing and insurance regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.

We also engage three independent consultants on an “as needed” basis, two of which are engaged for research and development activities and the third engaged in computer activities. In 2007, we paid our three consultants an aggregate of $22,016, compared to $67,256 in 2006.

Available Information

Our website is www.impactmedsol.com. On our website, we make available at no cost our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such material with, or furnish them to, the United States Securities and Exchange Commission (“SEC”). These documents are also publicly available free of charge at the SEC’s website. www.sec.gov. The information contained on our website is not a part of this annual report on Form 10-KSB nor is it incorporated herein.

Item 2.	Description of Property.

We lease approximately 200 square feet of office space from Premier Business Centers at 17011 Beach Boulevard, Suite 900, Huntington Beach, California, 92647 pursuant to a month-to-month lease. We paid an aggregate amount of $25,570 under this lease in 2007, which is subject to adjustments every six months. The space can house approximately two employees. We also leased approximately 300 square feet of office space at 181 University Avenue, Suite 1812, Toronto, Ontario, M5H 3M7, Canada pursuant to a month-to-month lease. We paid an aggregate amount of $25,268 under this lease in 2007. During all of 2006 and a portion of 2007, we leased space in Quebec, Canada as well. We paid $7,965 through March 2007. We did not extend this lease.

Item 3.	Legal Proceedings.
We are not a party to any material legal proceedings and to our knowledge, there are no material legal proceedings pending or threatened with respect to our company. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us, or has an interest in any proceeding which is adverse to us.

Item 4.	Submission of Matters to a Vote of Security Holders.
None during the fourth quarter of the 2007 fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Since September 4, 2007, our common shares have been quoted on the Over-the-Counter Bulletin Board (OTCBB) administered by the Financial Regulatory Authority (FINRA), formerly the NASD, under the symbol IMSU.OB, as well as the Pink Sheets under the symbol IMSU.PK. Stocks traded on the OTCBB and Pink Sheets are usually thinly traded, highly volatile, and not followed by analysts. Investors in our common stock may experience a loss or liquidity problem with their share holdings. The table below gives the range of high low bid information for our common stock for each quarter since September 4, 2007, the date our common stock has been quoted on the OTCBB and the Pink Sheets. The source of the data is Finance 500, Inc. and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Stock Price Information
	Range of Bid Prices
Period	HIGH	LOW
10-1-2007 to 12/31/07	$1.20	$0.60
9-04-2007 to 09/30/07	$0.75	$0.45

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, the Company's shares are be subject to the provisions of Section 15(g) and Rule 15g- 9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the SEC. Broker- dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of stockholders to sell their shares.

Shares Held by Affiliates.

Of the 16,478,465 shares currently issued and outstanding, 8,300,000 are held by affiliates and are therefore “restricted” in some fashion and can be sold only in compliance with the resale restrictions of Rule 144 under the Securities Act. This means that there are 8,178,465 shares that are not "restricted" in any way.  These 8,178,465 shares thus comprise what is called “the float,” that is, the shares that can trade freely in interstate commerce.

Holders

As of the date of this Annual Report, we have 63 holders of record of our Common Stock.

Description of Our Securities

Our authorized capital stock consists of 100,000,000 shares of common capital stock, $0.0001 par value, of which 16,478,465 shares are considered issued and outstanding as of our fiscal year-end, December 31, 2007, and 10,000,000 shares of “blank check” preferred stock, $0.0001 par value, of which none are outstanding. As of the date of this annual report, no additional shares have been issued. “Blank check” preferred stock may be issued in any one or more series, and any series shall be comprised of such number of shares and may have such voting powers and such designations, preferences and rights as shall be stated and expressed in resolutions of the Board of Directors of the Company. To date, the Board has not designated any series of preferred stock.

Shares Held by Affiliates.

Of the 16,478,465 shares currently issued and outstanding, 8,000,000 are held by affiliates and deemed “control securities.” Control securities are subject, among other things, to the volume limitations of Rule 144 under the Securities Act of 1933, as amended.

Voting Rights

Stockholders are entitled to one vote on all matters to be voted upon for each share of common stock held. The shares do not have the right to cumulative voting for directors, meaning that holders of more than 50 percent of the shares voting for the election of directors can elect all of the directors if they choose to do so.

Liquidation Rights

In the event of liquidation, dissolution or a winding up of us or our affairs, holders of common stock would be entitled to receive pro rata all of our remaining assets that are available and distributable to the shareholders after first satisfying claims of creditors and anyone else having rights that are superior to those of the common stockholders (e.g., Preferred Stockholder).

Preemptive Rights

Stockholders do NOT have a preemptive right to acquire our unissued shares of common stock.

Dividends and Dividend Policy

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

Securities Issuances/Recent Sales of Unregistered Securities

These following securities were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded the Company by Section 4(2) promulgated under the Securities Act in light of the fact that the issuances did not involve a public offering of securities of the Company:

•  On March 21, 2007, the Company borrowed an aggregate amount of $25,000 from George Angelidis, one of its directors. This loan, evidenced by a short-term promissory note issued on March 21, 2007, bears interest at 10% per annum and matured on June 1, 2007. Mr. Angelidis was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $11,291 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense. On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $11,121 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On August 1, 2007 the maturity date of the promissory note was extended to December 31, 2007. Mr. Angelidis was granted an additional 50,000 Series B common stock purchase warrants to purchase 50,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $22,320 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the extended life of the loan as interest expense. Effective January 1, 2008, the maturity date of the promissory note was extended to March 31, 2008. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $8,656 at the time of issuance, and will be reflected as a discount on the loan and amortized over the extended life of the loan as interest expense, beginning January 1, 2008.

•  During 2007, the Company borrowed a total of $40,000 from Alan Goldman, one of its officers. This loan, evidenced by a short-term promissory note issued on December 3, 2007, bears interest at 10% per annum and matured on March 3, 2008. Mr. Goldman was also granted 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $14,126 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.

•  During 2007, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO. This loan, evidenced by a short-term promissory note issued on October 26, 2007, bears interest at 10% per annum and matured on January 26, 2008. Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $3,148 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense. On January 26, 2008 the maturity date of the promissory note was extended to April 30, 2008. Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and will be reflected as a discount on the loan and amortized over the extended life of the loan as interest expense, beginning January 27, 2008.

•  During 2007, the Company borrowed a total of $100,000 from Frans Berndsen, one of its shareholders. During the second quarter, $65,000 of these loans were issued and treated as 12% convertible notes payable as described in note 5. As such, the shareholder was granted one Series B warrant for every $2.00 loaned for a total of 32,500 Series B common stock purchase warrants to purchase 32,500 shares of common stock at $1.00 per share until December 31, 2009, and a total debt discount of $23,599 was recorded to be amortized over the life of the loan. On September 27, 2007 the Company and the lender agreed there had been a misunderstanding and a debt restructuring occurred. The original $65,000 in loans were restructured to modify the original terms, as well as for the remaining $35,000 which was received in the third quarter and for which 17,500 Series B warrants had been issued. These loans, evidenced by short-term promissory notes issued on May 31, 2007, June 8, 2007 and July 17, 2007, bear interest at 10% per annum and matured on September 27, 2007. The 50,000 Series B warrants previously issued were cancelled and in connection with the short-term promissory notes, the shareholder was granted 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $44,154 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense. The future cash payments of the new loan exceed the carrying value of the loan as of the restructuring date, so no gain was recorded. On September 27, 2007 the maturity date of the promissory note was extended to December 27, 2007. The shareholder was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $18,023 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On December 27, 2007, the maturity date of the promissory note was extended to March 31, 2008. Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $34,624 at the time of issuance, and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense.

•  In 2004, the Company borrowed a total of $147,813 from one of its directors. The loans bear interest at 10% and matured November 1, 2004. The director was also granted 211,270 Series A warrants at $0.50 per share. The fair value of the warrants using the Black-Scholes valuation method totaled $4,225 at the time of issuance, and was reflected as a discount on the loans, and amortized over the life of the loan as interest expense. In February 2005, the due date of the loans was extended to July 31, 2005 in exchange for 100,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $19,246 at the time of issuance, and was reflected as a discount on the loans and amortized over the extended life of the loan as interest expense. In August 2005, the due date of the loans was extended to July 1, 2006 in exchange for 100,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $16,450 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense. In July 2006, the due date of the loans was extended to July 1, 2007 in exchange for 100,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $39,095 at the time of issuance, and is reflected as a discount on the loans in the accompanying financial statements and is being amortized over the extended life of the loan as interest expense. In July 2007, the due date of the loans was extended to July 1, 2008. The director was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $44,484 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the extended life of the loan as interest expense.

•  During 2007, the Company issued convertible promissory notes totaling $332,991 to eleven individuals (after restructuring), each of whom qualifies as an “accredited investor” under Regulation D of the Securities Act. The notes bear interest at 12%, matured on January 25, 2008 and are convertible into common shares at a rate of $1.00 per share. The note holders were also granted one Series B common stock purchase warrant for every $2.00 loaned, for a total of 166,496 Series B warrants. The table below set forth the dates and the aggregate principal amounts of the issued promissory notes:

Date	Amount
January 25	$50,000
March 5	$30,000
March 14	$8,389
April 10	$50,000
July 12	$35,000
July 13	$10,000
July 16	$14,602
July 19	$75,000
July 26	$25,000
December 10	$5,000
December 17	$30,000
Total	$332,991

•
During 2007, the Company issued a total of 625,000 shares to three vendors for consulting services. The services were valued at $0.71 - $1.00 per share for a total of $455,000, and the value of the services is being amortized over the period of the consulting agreements.

•
During 2006, the Company sold 517,305 shares for $1.00 per share or a total of $517,305 in a private placement. A Series B Warrant was issued with each share sold. Holders of the Series B Warrants are entitled to purchase additional shares of common stock at $1.00 per common share prior to December 31, 2009.

•	In September 2006, the Company issued a total of 50,000 shares to an individual to settle a dispute. The shares were valued at $1.00 per share.

•	In December 2006, the Company issued a total of 200,000 shares to the former shareholder of Freedom 1 as part of the merger agreement described in Note 1.

•	Between January and July 2006, the Company issued 517,305 Series B common stock purchase warrants in connection with private placements.

•
In September 2006, the Company extended the expiration dates of both the Series A and Series B common stock purchase warrants. The Series A expiration date was extended from September 9, 2008 to June 30, 2009 and the Series B expiration date was extended from July 31, 2007 to December 31, 2009.

•
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

The following weighted average assumptions were used to calculate the warrants re-valued in 2006: term of 2.75 to 3.25 years, risk-free interest rate of 4.625%; volatility of 49% and a weighted fair value of $0.39 - $0.60.

•
Other 2006 Series B common stock purchase warrant issuances include 100,000 warrants issued in July to extend the due date of loans payable(see note 4 of the accompanying financial statements), 50,000 issued to settle a dispute and 658,316 issued for consulting fees. The 100,000 shares were valued at $39,095, as described in note 4. The remaining warrants were valued at a total of $276,917 and expensed as general and administrative expenses in the accompanying statements of operations.

The following weighted average assumptions were used to calculate the warrants issued in 2006: term of 3.25 years, risk-free interest rate of 4.625%; volatility of 49% and a weighted fair value of $0.39.

•
During 2007, the Company issued 550,000 Series B warrants in connection with loans to related parties or the extension of due dates for those loans. (see note 4 of the accompanying financial statements). In addition, the Company issued 166,496 Series B warrants in connection with convertible debt.

Other 2007 Series B common stock purchase warrant issuances include 75,000 issued for consulting fees. These warrants were valued at a total of $33,363 and are being expensed as general and administrative expenses in the accompanying statements of operations.

The following weighted average assumptions were used to calculate the warrants issued in 2007: term of 2 - 2.92 years, risk-free interest rate of 3.25% - 4.875%, volatility ranging from 66% - 83% and a weighted fair value ranging from $0.1802 - $0.4533.

Stock options

In October 2003, the Company adopted the Stock Option Plan (the "2003 Plan"), which was also approved by its stockholders in October 2003. The 2003 Plan expired on December 31, 2007. The maximum number of shares of common stock that could be issued pursuant to awards granted under the 2003 Plan was increased on March 19, 2004 from 2,250,000 to 4,850,000, subject to certain adjustments to prevent dilution. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2003 Plan. On March 10, 2004, a total of 4,173,600 options were granted. The grant price was $0.25, with 2,120,000 options vesting immediately and the remaining 2,053,600 options vesting on March 10, 2005. 305,000 options were cancelled in 2006 and the remaining 3,868,600 options expire on March 10, 2014. Options under the 2003 Plan were granted under Item 701 of the Securities Act.

In February 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”). The purpose of the 2008 Plan is to attract, retain, and motivate certain key employees of the Company by giving them incentives which are linked directly to increases in the value of the common stock of the Company. Each director, officer, employee, or consultant of the Company is eligible to be considered for the grant of awards under the 2008 Plan. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2008 Plan 1,000,000, subject to certain adjustments to prevent dilution. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2008 Plan. Grants under the 2008 Plan are exercisable at the market value of the Company's stock on the date of such grant. All options under the 2008 Plan are exercisable at times as determined by the board of directors, not to exceed 10 years from the date of grant. No options have been granted during the quarter ended March 31, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

As described above, 3,868,600 shares of our common stock are authorized for issuance upon the exercise of 3,868,600 outstanding options awards granted under the 2003 Plan at $0.25 per share. The 2003 Plan, which was approved by stockholders in October 2003, expired on December 31, 2007.

In February 2008, we adopted the 2008 Plan. Under the 2008 Plan, there are 1,000,000 shares authorized for issuance under awards granted under the 2008 Plan. To date, no awards have been granted under the 2008 Plan.

We have not registered the shares issuable upon the exercise of options granted under our 2003 Plan or 2008 Plan.

The table below sets forth information regarding our equity compensation awards issued as of December 31, 2007:

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2007
	Number of securities to be issued upon the exercise of outstanding option, warrants and rights (a)	Weighted average exercise price of outstanding options, option, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,868,600	$0.25	0

Equity compensation plans not approved by securities holders	0	0	0

Total	3,868,600	$0.25	0

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

Overview

We were formed on October 20, 1997 to pursue a business combination. We purchased the assets of MPR Health Systems, Inc. on September 9, 2003, including a patent and trademark for the Muscle Pattern Recognition (MPR ) System. On December 27, 2006, we entered into a Plan and Agreement of Merger (the “Merger Agreement”) with Freedom 1, Inc. (“Freedom 1”), a “blank check company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since December 2002 and continuing after the Merger, we have been involved in the development and pre-market clinical testing of the MPR System.

Plan of Operations

In the next 12 months, we will strive to implement our business strategy described in Item 1. Description of Business included in this Annual Report on Form 10-KSB. This is dependent on our ability to obtain sufficient capital to fund our operations, of which there can be no assurances.

During the years ended December 31, 2007 and 2006, we incurred a net loss of $1, 263,489 and $2,077,147, respectively, and had $15,144 cash on hand as of December 31, 2007. We are in the development stage and have not earned any revenue since our inception. Current funds available to us will not be adequate for us to complete our clinical program. Therefore, we will need to raise additional funds in order to fully implement our business plan. However, there can be no assurance that we will be successful in raising such additional funds on favorable terms if at all. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

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

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

We incurred net losses of $1,263,489 for the year ended December 31, 2007 and $2,077,147 for the year ended December 31, 2006. We had no revenues for the year ended December 31, 2007 and no revenues for the year ended December 31, 2006.

Research and Development

 We expense our research and developments costs as occurred. Research and development expenses consisted of costs associated with the design, development, testing, and enhancement of the MPR System. The primary costs are salaries, consulting fees and non-recurring software development costs. Research and development expenses decreased to $151,217 in 2007 from $212,060 in 2006 primarily due to less working capital available to pursue our programs.

Medical and Clinical

Medical and clinical expenses consisted of costs associated with the preparation for the clinical trials for the MPR System. The primary costs are salaries, consulting fees, clinical trial protocol development costs and clinical research organization costs. Medical and clinical expenses decreased to $105,767 in 2007 from $249,165 in 2006 primarily due to less working capital available to pursue our clinical programs. Our clinical trial was suspended in 2005 due to lack of adequate funding. We are currently working on securing new financing so that we can re-commence the clinical trial in the second half of 2008. Should our funding efforts be unsuccessful, the re-commencement of our clinical program would remain on hold until such time as appropriate financial resources were available.

General and Administrative

General and administrative expenses decreased to $666,632 in 2007 from $1,368,915 in 2006 primarily due to a decrease of $748,910 in warrants issued for services. Accounts payable increased from $166,473 in 2006 to $269,875 in 2007 and accrued expenses increased from $306,400 in 2006 to $477,874 in 2007.We expect that we will require approximately $2.0 million of cash for operating activities in 2008. This increase will be due primarily to the work required to complete the MPR analytical software and the recommencement of the clinical trial for MPR system.

Interest Income and Expense

Interest expense for the year ended December 31, 2007 was $338,294 as compared with an interest expense of $246,450 for the year ended December 31, 2006. The increase in 2007 as compared to 2006 was primarily due to the issuance of short term borrowings.

During 2007, we relied heavily on short term borrowings to finance our activities. The average borrowing was approximately $30,000, and when discounts from warrants and conversion features are taken into account, the average interest expense for each note was approximately $18,000. The weighted average interest rate for the short term borrowings outstanding at December 31, 2007 is 126%, after taking into account the discounts from warrants and conversion features.

Liquidity and Capital Resources

During the years ended December 31, 2007 and 2006, we incurred a net loss of $1,263,489 and $2,077,147, and had $15,144 cash on hand as of December 31, 2007. We are in the development stage and have not earned any revenue since our inception. These factors have caused our auditors to express substantial doubt as to our ability to continue as a going concern.

At December 31, 2007, we had cash of $15,144 on hand. We utilized cash of approximately $530,510 in the period ended December 31, 2007 compared to $711,744 for the same period ended December 31, 2006. The cash used in operating activities in 2007 is lower than 2006 due to less working capital available for our research and clinical programs. We have funded our operations primarily through private placements of equity securities. In 2007, we raised gross proceeds of approximately $202,320 from loans from related parties and approximately $332,991 from convertible debt from 11 investors. In 2006, we raised gross proceeds of approximately $517,305 through a private placement of 517,305 units at a price of $1.00 per unit, each unit consisting of one share of common stock and one Series B Warrant. Each Series B Warrant provides the holder thereof the right to purchase one share of common stock for $1.00 at any time prior to December 31, 2009.

We will need to raise additional capital to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. If we are unable to raise additional capital, it will be necessary for us to significantly reduce expenses to stay in business. In addition, any new equity or debt financing which we secure may not be available to us at prices that would be acceptable. Our failure to reduce expenses or obtain necessary financing could impair our ability to stay in business. See “Risk Factors -- We may need to raise additional capital in the future, but that capital may not be available.”

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

During the years ended December 31, 2007 and 2006, we incurred a net loss of $1,263,489 and $2,077,147, respectively, and had $15,144 cash on hand as of December 31, 2007. We are in the development stage and have not earned any revenue since our inception. Due the foregoing facts, our auditors have expressed their doubt as to our ability to continue as a going concern. Current funds available to us will not be adequate for us to complete our clinical program. Therefore, we will need to raise additional funds in order to fully implement its business plan. However, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

Our continued operations therefore will depend upon our ability to raise additional funds through equity or debt financing. There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us. If we cannot obtain needed funds, we may be forced to curtail or cease our activities. We may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive.

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

Until now, muscle injuries have always been diagnosed and evaluated subjectively by physicians through physical examination. Accordingly, there is no established demand for a computer assisted procedure to assist in the diagnosis of such injuries, and it is difficult to predict if, and when, the procedure will gain wide acceptance by prescribers. A prerequisite to our success will be our ability to establish MPR as a standard medical practice for use in the diagnosis of muscle dysfunction. We believe it will take a minimum of three to five years for such awareness to be achieved, if it can be achieved at all. Factors that may affect market acceptance could include resistance to change, concerns over the lack of track record of the procedure, and the risk for insurance companies to use the results of the procedure to challenge or overrule the diagnostic or treatment decisions of a physician.

We may not be able to protect important intellectual property, and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

We currently hold one United States patent on the MPR technology. While we believe that we have a proprietary position for our product, we believe that our ability to be successful will be contingent on our ability to protect the MPR technology, its future developments and its knowhow. There can be no assurance, however, that this patent will provide substantial protection of the MPR technology or that its validity will not be challenged. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so.

We presently have no patent protection of the MPR technology outside the United States.

We have only developed a single product which has no sales. The failure of such product to achieve market acceptance would result in our having to raise additional funds for research and development for new products.

Since our incorporation, we have been involved in the research and development of a single product: the Muscle Pattern Recognition System. The MPR System uses patented technology to analyze muscle function in the back and neck. To date, we have achieved no sales of this product and it has yet to achieve market acceptance. Unless we are able to successfully market its MPR System, we will need to raise additional funds to engage in the research and development of new products. We may be unable to raise additional funds on terms acceptable to us, if at all. We have a limited operating history and will continue to incur costs in launching our products.

We may not be able to grow at a rapid pace.

There is no established demand for the MPR System and we may be unable to create such a demand. We cannot predict whether or not the MPR System will gain acceptance by doctors, chiropractors or other health professionals. In the event we are unable to create such acceptance, we will be unable to achieve significant revenues and may have to raise additional funds for research and development of additional products.

Our management controls a substantial percentage of our stock and therefore has the ability to exercise substantial control over our affairs.

As of the date of this Annual Report on Form 10-KSB, our directors and executive officers beneficially owned approximately 12,949,870 shares, or approximately 78.59%, of our outstanding common stock in the aggregate. Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders and resist any takeover bids, thereby precluding our stockholders from receiving a premium bid price on their common stock.

The loss of our executive officers and certain other key personnel could hurt our business.

Our success wholly depends upon the personal efforts and abilities of our executive officers, Wayne Cockburn, Alan Goldman and Steve Asselin. The loss of or unavailability of the services of any one of these individuals would have a material adverse effect on our business prospects and/or potential earning capacity.

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

The limited prior public market and trading market may cause possible volatility in our stock price.

To date, there has only been a limited public market for our securities and there can be no assurance that we can attain an active trading market for our securities. Our common stock trades on the OTC Bulletin Board (“OTCBB”) under the ticker symbol, IMSU.OB. The OTCBB which is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than the national securities exchanges.

Quotes for securities quoted on the OTCBB are not listed in the financial sections of newspapers as are those for the national securities exchanges. Moreover, in recent years, the overall market for securities has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations including, but not limited to, the following:

•	Quarterly variations in operating results and achievement of key business metrics;
•	Changes in earnings estimates by securities analysts, if any;
•	Any differences between reported results and securities analysts’ published or unpublished expectations;
•	Announcements of new products by us or our competitors;
•	Market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;
•	Demand for our products;
•	Shares sold pursuant to Rule 144 or upon exercise of warrants and options; and
•	General economic or stock market conditions unrelated to our operating performance.

These fluctuations, as well as general economic and market conditions, may have a material or adverse affect on the market price of our common stock.

The OTCBB is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTCBB is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

The OTCBB executes trades and quotations using a manual process and cannot guarantee the market information for securities. In some instances, quote information, or even firm quotes, may not be available. The OTCBB’s manual execution process may delay order processing and as a result, a limit order may fail to execute or a market order may execute at a significantly different price due to intervening price fluctuations. Trade execution, execution reporting and legal trade confirmation delivery may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

OTCBB securities are frequent targets of fraud or market manipulation not only because of their generally low price, but also because the OTCBB reporting requirements for these securities are less stringent than for listed or Nasdaq traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our common stock.

When fewer shares of a security are being traded on the OTCBB, the security’s market price may become increasingly volatile and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes of our common stock, there may be a lower likelihood that one's orders for our common stock will be executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of one's order entry.

Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. As mentioned earlier in this document, the OTCBB executes trades using a manual process, which could cause delays in order processing and reporting, and could hamper one’s ability to cancel or edit one's order. Consequently, selling shares of our common stock at the optimum trading prices may be impossible.

The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of our common stock on the OTCBB if the stock must be sold immediately. Further, purchasers of our common stock may incur an immediate "paper" loss due to the price spread. Moreover, dealers may not have a bid price for our common stock on the OTCBB. Due to the foregoing factors, demand for our common stock on the OTCBB may be decreased or eliminated.

Our common stock is considered a “penny stock.” The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our shares of common stock are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and “accredited investors”. For transactions governed by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities, must obtain the purchaser's written consent to the transaction, and must deliver to the purchaser a SEC-mandated, penny stock risk disclosure document, all prior to the purchase. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our shares of common stock and may affect the ability of investors to sell such shares of common stock in the secondary market and may affect the price at which investors can sell such shares.

Investors should be aware that the market for penny stocks has suffered in recent years from patterns of fraud and abuse, according to the Commission. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Future sales of our common stock could put downward selling pressure on our common stock, and adversely affect the per share price. There is a risk that this downward pressure may make it impossible for an investor to sell shares of common stock at any reasonable price, if at all.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933 (Securities Act), subject to certain limitations. In general, Rule 144 permits the unlimited sale of securities by our stockholders that are non-affiliates that have satisfied a six month holding period and affiliates of our Company may sell within any three month period a number of securities that does not exceed 1% of our then outstanding shares of common stock. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have material adverse effect on the market price of our securities.

Limitations on director and officer liability and our indemnification of officers and directors may discourage shareholders from bringing suit against a director.

Our certificate of incorporation and bylaws provide, with certain exceptions as permitted by governing Delaware law, that a director or officer shall not be personally liable to us or our shareholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on our behalf against a director. In addition, our certificate of incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law.

We may experience difficulties in the future in complying with Sarbanes-Oxley Section 404

Commencing with this Annual Report, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

Item 7.	Financial Statements.

Our audited financial statements are included at the end of this Annual Report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, with the participation of our chief executive and chief financial officer, of the effectiveness, as of December 31, 2007, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Due to the fact that we have a limited number of employees and are not able to have proper segregation of duties based on the cost/benefit of hiring additional employees solely to address the segregation of duties issue, we have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. However, we have determined that the risks associated with the lack of segregation of duties are partially mitigated based on the close involvement of management in day-to-day operations. We have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

In addition, our management with the participation of our principal executive officer and principal financial officer or persons performing similar functions has determined that no change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There are been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Although management did not conduct an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, it has concluded that notwithstanding the foregoing, the Company’s internal controls over financial reporting are not effective. This is based on the fact that we have only four employees. As noted in this Annual Report, we have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

Our independent public accountant has not conducted an audit of our controls and procedures regarding internal control over financial reporting and expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The name, initial year of service as a director, age, and position or office of each member of our board of directors, is as follows:

Name	Director Since	Age	Position
Wayne D. Cockburn	2003	51	President, Chief Executive Officer and Director

Donald Paterson(1)(2)(3)	2003	75	Chairman of the Board and Director

George Angelidis(4)(5)(6)	2003	62	Director

Craig Lunsman(7)	2007	61	Director

Stephen Schectman(1)(2)(3)	2004	60	Director

(1)	Member of the Audit Committee since January 2004.

(2)	Member of the Compensation Committee since January 2004.

(3)	Member of the Corporate Governance Committee since January 2004.

(4)	Member of the Audit Committee and Stock Option Committee since January 2004.

(5)	Member of the Nominating Committee since January 2004.

(6)	Member of the Compensation Committee since January 2004.

(7)	Member of the Audit, Compensation and Corporate Governance Committees since September 2007.

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

Donald W. Paterson - President, Cavandale Corporation
Since May 1986, Mr. Paterson has been President of Cavandale Corporation, a company principally engaged in providing strategic corporate consulting to emerging growth companies within the technology and healthcare industries. Prior to founding Cavandale Corporation, Mr. Paterson was a Director and Vice-President of Wood Gundy Inc., a Canadian investment bank, from Jan. 1982 to Sep. 1988 where he was directly involved in leading the firm’s activities in financing Canadian and international high technology companies. Mr. Paterson currently serves on the board of directors of Angoss Software Corp., Homeservice Technologies Inc., Inc., NewGrowth Corp. and Utility Corp..

George D. Angelidis - Healthcare Consultant
Mr. Angelidis is an independent healthcare consultant. From 1998 until 2008, Mr. Angelidis was the President of Hospital Network, Inc. (HNI), a partnership initially consisting of 6 Michigan-based hospitals. During his tenure, Mr. Angelidis expanded HNI to 17 hospitals by adding 11 new hospital members and structuring a new entity, Hospital Network Healthcare Services L.L.C. He was directly responsible for the company's mobile MRI, bone density and TUMT services, mobile Occupational Wellness, and Medical Waste Disinfection programs. Additionally, the Network provided medical record scanning and archiving under Mr. Angelidis, and was a regional PACs archiving service, and a member Telehealth service. Mr. Angelidis also managed three affiliated ventures for the fifteen healthcare partners.

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

Craig Lunsman, President, William Jamieson Group
Mr. Lunsman is the Founder and Managing Director of William Jamieson Group, LLC, a consulting group that provides securities valuation and corporate advisory services to public and private small cap companies. Prior to founding William Jamieson Group in 1993, Mr. Lunsman was a Co- Founder and Principal in Houlihan Valuation Advisors, Inc., a company specializing in providing services related to business valuations, fairness opinions and other valuation and economic issues. Mr. Lunsman received his BS from the University of Southern California in 1970 and graduate work for his MBA and has been involved in providing strategic planning, financing and other corporate advisory services since that time. He has served as an Expert Witness on business valuation and other related financial matters in California and other states, and has also testified before the Internal Revenue Service relative to valuation matters. He has been a member of the American Society of Appraisers, San Francisco Chapter and has been a published author and a frequent speaker on issues relating to business valuation. As an outside director, Mr. Lunsman acts as Chairman of the Company's Audit Committee as well as serve on each of the Compensation and Corporate Governance Committees.

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

Familial Relationships

There are no family relationships among the officers and directors.

Audit, Nominating and Compensation Committees

Donald Paterson, George Angelidis, Craig Lunsman and Stephen Schectman constitute the Board of Director’s Audit, Corporate Governance and Compensation Committees. The Board does not have an “audit committee financial expert” (as defined in Item 407(d)(5)(ii) to Regulation S-B promulgated under the Exchange Act) serving on its Audit Committee. The Board anticipates appointing a financial expert to its Audit Committee in the near future.

Code of Ethics

On April 23, 2004, our Board adopted a Code of Ethics which is filed as an exhibit to this Annual Report.

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

Information Concerning Non-Director Executive Officers

The name, age, position or office, and business experience of each of our non-director executive officers is as follows:

Name	Age	Position
Alan J. Goldman, MD	62	Vice President, Clinical and Medical Affairs

Steeve Asselin	45	Vice President, Research and Development

Alan J. Goldman, M.D. - Vice President, Clinical and Medical Affairs
Dr. Goldman joined Impact Medical in September 2003. Prior to joining Impact Medical, Dr. Goldman was a practicing Board Certified neurologist for 32 years and an Associate Clinical Professor of Neurology at the University of California (Irvine). Through his practice, Dr. Goldman attained extensive experience with work-related injuries. He served as a neurology consultant to numerous insurers and served for four years on the Medical Advisory Board of Blue Cross. Dr. Goldman serves as an expert witness in Workers’ Compensation and general liability litigation matters and was recently appointed as a Medical Panel Chairperson for the State of Utah Labor Commission. His Workers’ Compensation appointments include Independent Medical Examiner for the State of California in 1990, Qualified Medical Evaluator, State of California in 1991 and Agreed Medical Evaluator, State of California in 1992. Dr. Goldman is also a member of the American Academy of Neurology, the California Medical Association, the Utah Medical Association and a Past-President of the Orange County Neurological Society.

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

Information Concerning Non-Director, Non-Executive Medical Consultants
The name, position or office, and business experience of each of our non-director, non-executive medical consultants are as follows:

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC of Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Item 405 of Regulation S-1 requires every small business issuer that has a class of equity securities registered pursuant to Section 12 of the Exchange Act to identify each person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than 10 percent of any class of equity securities registered pursuant to Section 12 of the Exchange Act that failed to file on a timely basis, as disclosed in the above forms as well as other information. As of the date hereof, our executive officers and directors and the stockholders listed in Item 11 who beneficially own more than 10% of our common stock have filed their Forms 3, 4 or 5 with the Securities and Exchange Commission. Other than the foregoing, the Company believes that no other person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Item 10.	Executive Compensation.

Summary Compensation Table

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of Impact Medical Solutions at any time during the year ended December 31, 2007, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2007. The foregoing persons are collectively referred to in this Form 10-KSB as the “Named Executive Officers.” Compensation information is shown for fiscal years 2007 and 2006.

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wayne D. Cockburn
President and	2007	90,000	—	—	—	—	—	—	90,000
Chief Executive Officer	2006	90,000	—	—	—	—	—	—	90,000

Alan J. Goldman, MD
Vice President,	2007	90,000	—	—	—	—	—	—	90,000
Clinical and Medical Affairs	2006	90,000	—	—	—	—	—	—	90,000

Steeve Asselin
Vice President,	2007	90,000	—	—	—	—	—	—	90,000
Research and Development	2006	90,000	—	—	—	—	—	—	90,000

There are no employment agreements between Impact Medical Solutions and any executive officer of Impact Medical Solutions.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2007, for each Named Executive Officer.

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

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal year ended December 31, 2007, excluding Impact Medical Solutions’ Chief Executive Officer Wayne D. Cockburn, whose compensation is set forth in the Summary Compensation Table for Named Executive Officer, set forth above.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Angelidis (1)	0	0	0	0	0	0	0
Craig Lunsman (2)	0	0	0	0	0	0	0
Donald Paterson (3)	0	0	0	0	0	0	0
Stephen Schectman (4)	0	0	0	0	0	0	0

(1)	At December 31, 2007, Mr. Angelidis had exercisable options to purchase 280,000 shares of our common stock at $0.25 per share. These options were granted in March 2004.

(2)	At December 31, 2007, Mr. Lunsman had exercisable options to purchase 100,000 shares of our common stock at $0.25 per share. These options were granted in March 2004.

(3)	At December 31, 2007, Mr. Paterson had exercisable options to purchase 310,000 shares of our common stock at $0.25 per share. These options were granted in March 2004.

(4)	At December 31, 2007, Mr. Schectman had exercisable options to purchase 915,000 shares of our common stock at $0.25 per share. These options were granted in March 2004.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth, as of March 31, 2008, certain information concerning the beneficial ownership of common stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a shareholder has the power to vote or the power to transfer, and stock options and other rights to acquire Common Stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 16,478,465 shares of Common Stock outstanding plus shares of common stock the reporting person has the right to acquire within the next 60 days. Unless otherwise stated, the address of each of the directors and executive officers listed below is c/o Impact Medical Solutions, Inc., 17011 Beach Boulevard, Suite 900, Huntington Beach, California, 92647.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership

	Amount and Nature of Beneficial Ownership	Percent of Class

Wayne Cockburn 23 Valley Trail Newmarket, Ontario Canada L3Y 4V8	9,110,200(1)(2)	51.85%

MPR Health Systems, Inc. 23 Valley Trail Newmarket, Ontario Canada L3Y 4V8	8,000,000(1)	48.55%

Steeve Asselin 930, rue de Calais Mont-Saint-Hilaire Quebec, Canada J3H 4R1	412,200(3)	2.44%

Alan Goldman 9 Sun Ridge Court Park City, Utah 84060	551,200(4)	3.24%

George Angelidis 6212 American Avenue Portage, MI 49002	580,000(5)	3.42%

Craig Lunsman 154 Lombard Street Suite 60 San Francisco, California 94111	260,000(9)	1.56%

Donald Paterson 24 Elgin Avenue Toronto, Ontario Canada M5R 1G6	9,121,270(6)(7)	52.12%

Stephen Schectman 609 West South Orange Avenue Unit 4D South Orange, New Jersey 07079	915,000(8)	5.26%

Vespa Family Entities 1075 Old Mohawk Road Ancaster Ontario Canada L9G 3K9	2,100,000	12.20%

All Officers and Directors as a Group (7 people)	12,949,870(10)	61.29%

(1)
Includes 8,000,000 shares held by MPR Health Systems, Inc. Mr. Cockburn may be deemed to share voting and investment power with respect to these shares by virtue of being a director and the chief executive officer of that corporation.

(2)
Includes 1,060,200 shares of common stock issuable upon the exercise of an option at $0.25 per share, 20,000 shares of common stock issuable upon the exercise of a Series A Warrant at $0.50 per share, and 10,000 shares of common stock issuable upon the exercise of a Series B Warrant at $1.00 per share.

(3)	Includes 412,200 shares of common stock issuable upon the exercise of an option at $0.25 per share.
(4)
Includes 511,200 shares of common stock issuable upon the exercise of an option at $0.25 per share, and 40,000 shares of common stock issuable upon the exercise of a Series B Warrant at $1.00 per share.

(5)
Includes 280,000 shares of common stock issuable upon the exercise of an option at $0.25 per share, 100,000 shares of common stock issuable upon the exercise of a Series A Warrant at $0.50 per share, and 100,000 shares of common stock issuable upon the exercise of a Series B Warrant at $1.00 per share.

(6)
Includes 8,000,000 shares held by MPR Health Systems, Inc.; Mr. Paterson may be deemed to share voting and investment power with respect to these shares by virtue of being a director of that corporation.

(7)
Includes 100,000 shares of common stock and 310,000 shares of common stock issuable upon the exercise of an option at $0.25 per share held by Cavandale Corporation. Mr. Paterson is President and sole owner of Cavandale Corporation. Also includes 311,270 shares of common stock issuable upon the exercise of a Series A Warrant at $0.50 per share, and 400,000 shares of common stock issuable upon the exercise of a Series B Warrant at $1.00 per share.

(8)	Includes 915,000 shares of common stock issuable upon the exercise of an option at $0.25 per share.
(9)	Includes 80,000 shares of common stock issuable upon the exercise of a Series A Warrant at $0.50 per share.
(10)	Includes securities in footnotes (1), (2), (3), (4), (5), (6), (7), (8) and (9).

Changes in Control. There are no arrangements which may result in a change of control of the Company.

Our Certificate of Incorporation authorizes 10,000,000 shares of “blank check” preferred stock, $0.0001 par value. “Blank check” preferred stock may be issued in any one or more series, and any series shall be comprised of such number of shares and may have such voting powers and such designations, preferences and rights as shall be stated and expressed in resolutions of the Board of Directors of the Company. Accordingly, under our Certificate of Incorporation, the Board is authorized to designate one or more classes of preferred stock which could be issued to effect a change in control. To date, the Board has not designated any series of preferred stock.

Item 12.	Certain Relationships and Related Transactions and Directors Independence.

During 2007, the Company borrowed a total of $40,000 from Alan Goldman, one of its officers. This loan, evidenced by a short-term promissory note issued on December 3, 2007, bears interest at 10% per annum and matures on March 3, 2008. Mr. Goldman was also granted 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $14,126 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.

During 2007, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO. This loan, evidenced by a short-term promissory note issued on October 26, 2007, bears interest at 10% per annum and matured on January 26, 2008. Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $3,148 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense. On January 26, 2008 the maturity date of the promissory note was extended to April 30, 2008. Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and will be reflected as a discount on the loan and amortized over the extended life of the loan as interest expense, beginning January 27, 2008.

During 2007, the Company borrowed a total of $100,000 from Frans Berndsen, one of its shareholders. During the second quarter, $65,000 of these loans were issued and treated as 12% convertible notes payable as described in note 5. As such, the shareholder was granted one Series B warrant for every $2.00 loaned for a total of 32,500 Series B common stock purchase warrants to purchase 32,500 shares of common stock at $1.00 per share until December 31, 2009, and a total debt discount of $23,599 was recorded to be amortized over the life of the loan. On September 27, 2007 the Company and the lender agreed there had been a misunderstanding and a debt restructuring occurred. The original $65,000 in loans were restructured to modify the original terms, as well as for the remaining $35,000 which was received in the third quarter and for which 17,500 Series B warrants had been issued. These loans, evidenced by short-term promissory notes issued on May 31, 2007, June 8, 2007 and July 17, 2007, bear interest at 10% per annum and matured on September 27, 2007. The 50,000 Series B warrants previously issued were cancelled and in connection with the short-term promissory notes, the shareholder was granted 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $44,154 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense. The future cash payments of the new loan exceed the carrying value of the loan as of the restructuring date, so no gain was recorded. On September 27, 2007 the maturity date of the promissory note was extended to December 27, 2007. The shareholder was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $18,023 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On December 27, 2007, the maturity date of the promissory note was extended to March 31, 2008. Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $34,624 at the time of issuance, and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense.

During 2007, the Company borrowed $25,000 from George Angelidis, one of its directors. This loan, evidenced by a short-term promissory note issued on March 21, 2007, bears interest at 10% per annum and matured on June 1, 2007. Mr. Angelidis was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $11,291 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense. On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $11,121 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On August 1, 2007 the maturity date of the promissory note was extended to December 31, 2007. Mr. Angelidis was granted an additional 50,000 Series B common stock purchase warrants to purchase 50,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $22,320 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the extended life of the loan as interest expense. Effective January 1, 2008, the maturity date of the promissory note was extended to March 31, 2008. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $8,656 at the time of issuance, and will be reflected as a discount on the loan and amortized over the extended life of the loan as interest expense, beginning January 1, 2008.

In 2004, the Company borrowed a total of $147,813 from one of its directors. The loans bear interest at 10% and matured November 1, 2004. The director was also granted 211,270 Series A warrants at $0.50 per share. The fair value of the warrants using the Black-Scholes valuation method totaled $4,225 at the time of issuance, and was reflected as a discount on the loans, and amortized over the life of the loan as interest expense. In February 2005, the due date of the loans was extended to July 31, 2005 in exchange for 100,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $19,246 at the time of issuance, and was reflected as a discount on the loans and amortized over the extended life of the loan as interest expense. In August 2005, the due date of the loans was extended to July 1, 2006 in exchange for 100,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $16,450 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense. In July 2006, the due date of the loans was extended to July 1, 2007 in exchange for 100,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $39,095 at the time of issuance, and is reflected as a discount on the loans in the accompanying financial statements and is being amortized over the extended life of the loan as interest expense. In July 2007, the due date of the loans was extended to July 1, 2008. The director was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $44,484 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the extended life of the loan as interest expense.

In 2003, the Company purchased a patent from MPR Health Systems, Inc. for 8,000,000 shares of the Company’s common stock and a 5-year $100,000 Demand Promissory Note (the “Note”). The Note bears interest at 2% and is due and payable on August 23, 2008. There was a balance of $34,613 outstanding as of December 31, 2007.

Item 13.	Exhibits.

Exhibit No.	Description

3.1(1)	Certificate of Incorporation, dated June 27, 2006

3.2 (1)	Bylaws of Impact Medical Solutions, Inc.

4.1(1)	Form of common stock certificate

10.1(1)	Lease of the registrant’s principal executive offices, as amended

10.2(1)	Plan and Agreement of Merger by and between Freedom 1, Inc. and Impact Medical Solutions, Inc., dated December 27, 2006

10.3(1)	Subscription Agreement by and between Freedom 1, Inc. and Impact Medical Solutions, Inc., dated December 27, 2006

14.1	Code of Ethics

21.1(1)	Subsidiaries of the registrant

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

Our independent registered public auditors are Farber Hass Hurley LLP. Their office is located at 888 W. Ventura Blvd. Suite A, Camarillo, CA 93010.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements and quarterly reviews for the fiscal years ended December 31, 2006 and 2007 were approximately $36,942 and $58,000, respectively.

Audit-Related Fees
The Company’s auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees
The aggregate fees billed by the Company's  auditors for  professional  services for tax compliance, tax advice, and tax planning were $0 for each of the fiscal years ended December 31, 2006 and 2007.

All Other Fees
The  aggregate fees billed by the Company's auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for each of the fiscal years ended December 31, 2006 and 2007 were $0.

Impact Medical Solutions, Inc.
Financial Statements
Years ended December 31, 2007 and 2006
Contents

Index to Financial Statements	F-1

Report of Farber Hass Hurley LLP, a PCAOB Registered Accounting Firm	F-2

Audited Financial Statements
Balance Sheet	F-3
Statements of Operations	F-4
Statements of Cash Flows	F-5
Statements of Shareholders’ (Deficit) Equity	F-6

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Impact Medical Solutions, Inc.:

We have audited the accompanying balance sheet of Impact Medical Solutions, Inc., a Development Stage Company (the “Company”) as of December 31, 2007 and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years ended December 31, 2007 and 2006, and October 20, 1997 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Impact Medical Solutions, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years ended December 31, 2007 and 2006, and October 20, 1997 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FARBER HASS HURLEY LLP
(formerly Farber Hass Hurley McEwen, LLP)

Camarillo, California
March 27, 2008

Impact Medical Solutions, Inc.
(A Development Stage Company)
Balance Sheet

December 31,
2007
ASSETS
Current assets
Cash	$15,144
Prepaid expenses	26,686

Total current assets	41,830

Furniture and equipment, net of accumulated depreciation of $43,704	27,171

Patent, net of accumulated amortization of $127,452	372,548
$441,549

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Loans from related parties, net of unamortized discount of $65,447	$257,366
Convertible debt, net of unamortized discount of $16,910	316,081
Note payable	34,613
Accounts payable	269,875
Accrued interest	83,391
Accrued vacation	64,133
Accrued salaries, bonuses and other payroll related items	330,350
Total current liabilities	1,355,809

Commitments and contingencies	-

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.0001 par value, no shares issued and outstanding	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 16,478,465 shares issued and outstanding	1,648
Additional paid-in capital	5,226,178
Deferred option and warrant costs	(387,437)
Deficit accumulated during the development stage	(5,754,649)
Total shareholders' deficit	(914,260)
$441,549
The accompanying notes are an integral part of these financial statements.

 Impact Medical Solutions, Inc.
(A Development Stage Company)
Statements of Operations

			Cumulative
			from inception
			(October 20, 1997)
	Year ended December 31,		to December 31,
	2007	2006	2007

Costs and expenses:

Research and development	$151,217	$212,060	$737,725
Medical and clinical	105,767	249,165	1,105,713
General and administrative	666,632	1,368,915	3,271,304

Operating loss	923,616	1,830,140	5,114,742

Other income (expense):

Interest expense	(338,294)	(246,450)	(634,826)
Interest income	15	20	290

	(338,279)	(246,430)	(634,536)

Loss before provision for taxes	1,261,895	2,076,570	5,749,278

Provision for taxes	1,594	577	5,371

Net loss	$1,263,489	$2,077,147	$5,754,649

Basic and diluted net loss per share	$(0.08)	$(0.13)

Basic and diluted weighted average number of common shares outstanding	15,996,205	15,426,710

The accompanying notes are an integral part of these financial statements.

Impact Medical Solutions, Inc.
(A Development Stage Company)
Statements of Cash Flows

			Cumulative
			from inception
			(October 20, 1997)
	Year ended December 31,		to December 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(1,263,489)	$(2,077,147)	$(5,754,649)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	43,970	43,584	171,452
Amortization of loan discount	290,227	233,708	535,637
Issuance of common stock for services	81,464	50,000	191,624
Issuance of stock options and warrants for services	64,119	927,257	1,120,604
Decrease (increase) in prepaid expenses	(21,677)	(2,410)	(26,686)
Increase (decrease) in accounts payable	103,402	61,486	269,875
Increase (decrease) in accrued expenses	171,474	51,778	477,874
Net cash used by operating activities	(530,510)	(711,744)	(3,014,269)

Cash flows from investing activities:
Capital expenditures	(564)	(3,358)	(71,171)
Net cash used by investing activities	(564)	(3,358)	(71,171)

Cash flows from financing activities:
Proceeds from loans from related parties	202,320	-	322,812
Proceeds from convertible debt	332,991	-	332,991
Payments on note payable	-	(4,000)	(65,387)
Issuance of common stock, net of costs	-	517,305	2,510,168
Net cash provided by financing activities	535,311	513,305	3,100,584

Net increase (decrease) in cash	4,237	(201,797)	15,144
Cash, beginning of period	10,907	212,704	-
Cash, end of period	$15,144	$10,907	$15,144

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with debt	$353,036	$244,282	$617,993

The accompanying notes are an integral part of these financial statements.

Impact Medical Solutions, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to December 31, 2007

	Common Stock
	Number of Shares	Total	Additional Paid-in Capital	Deferred Share, Option & Warrant Cost	Accumulated During the Development Stage	Total Shareholders' Equity (Deficit)
Initial capitalization	3,000,000	$1,500	$1,250	$-	$-	$2,750
Net loss for 1997	-	-	-	-	(2,750)	(2,750)
Balance, December 31, 1997	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1998	-	-	-	-	-	-
Balance, December 31, 1998	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1999	-	-	-	-	-	-
Balance, December 31, 1999	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2000	-	-	-	-	-	-
Balance, December 31, 2000	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2001	-	-	-	-	-	-
Balance, December 31, 2001	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2002	-	-	-	-	-	-
Balance, December 31, 2002	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2003	-	-	-	-	(181,023)	(181,023)
Shares issued for patent	8,000,000	4,000	396,000	-	-	400,000
Shares issued for cash net of share issue costs of $86,096	2,086,000	1,043	434,361	-	-	435,404
Balance, December 31, 2003	13,086,000	6,543	831,611	-	(183,773)	654,381
Net loss for 2004	-	-	-	-	(733,248)	(733,248)
Stock option costs	-	-	5,009	-	-	5,009
Warrants issued with loans payable	-	-	4,225	-	-	4,225
Shares issued for cash net of share issue costs of $17,602	895,000	448	561,950	-	-	562,398
Balance, December 31, 2004	13,981,000	6,991	1,402,795	-	(917,021)	492,765
Net loss for 2005	-	-	-	-	(1,496,992)	(1,496,992)
Stock warrant costs	-	-	238,892	(199,946)	-	38,946
Amortization of stock warrant costs	-	-	-	85,273	-	85,273
Warrants issued with loans payable	-	-	16,450	-	-	16,450
Shares issued for services	60,160	30	60,130	-	-	60,160
Shares issued for cash net of share issue costs of $52,689	1,045,000	522	991,789	-	-	992,311
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913

(continued)

The accompanying notes are an integral part of these financial statements.

Impact Medical Solutions, Inc.
(A Development Stage Company)
Statements of Shareholders’ Equity (Deficit) (continued)
From Inception (October 20, 1997) to December 31, 2007

	Common Stock
	Number of Shares	Total	Additional Paid-in Capital	Deferred Share, Option & Warrant Cost	Accumulated During the Development Stage	Total Shareholders' Equity (Deficit)
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	517,305
Shares issued for services	50,000	25	49,975	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-
Value of warrants issued	-	-	1,101,523	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	500,062	-	500,062
Net loss for 2006	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	1,585	4,384,842	(44,657)	(4,491,160)	(149,390)
Shares issued for services	625,000	63	454,937	(455,000)	-	-
Value of warrants issued	-	-	386,399	(33,363)	-	353,036
Amortization of share, option and warrant costs	-	-	-	145,583	-	145,583
Net loss for 2007	-	-	-	-	(1,263,489)	(1,263,489)
Balance, December 31, 2007	16,478,465	$1,648	$5,226,178	$(387,437)	$(5,754,649)	$(914,260)

The accompanying notes are an integral part of these financial statements.

Impact Medical Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

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

Merger of Impact Medical Solutions, Inc. into Freedom 1, Inc.
On December 27, 2006, Freedom 1, Inc., a Delaware corporation (“Freedom 1”), entered into a Plan and Agreement of Merger (the “Merger Agreement”) with Impact Medical Solutions, a privately held Nevada corporation (“Impact Medical”), pursuant to which Impact Medical purchased 1 share of Freedom 1 for $1.00, and Freedom 1 became a wholly owned subsidiary of Impact Medical (the “Sale”). Following the Sale, Freedom 1 effected a short-form parent-subsidiary merger pursuant to the Merger Agreement of Impact Medical with and into Freedom 1, pursuant to which the separate existence of Impact Medical terminated and Freedom 1 changed its name to “Impact Medical Solutions, Inc.”

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

Development Stage Company
The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") 7, Accounting and Reporting by Development Stage Enterprises. The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. The Company has not generated any material revenues throughout its history. The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.

Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States that contemplate continuation of the Company as a going concern. However, during the years ended December 31, 2007 and 2006, the Company incurred a net loss of $1,263,489 and $2,077,147, respectively, and is in the development stage at December 31, 2007. The Company has not earned any revenue since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's clinical development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. The Company is attempting to raise approximately $2,000,000 in additional funds over the next year through private placements. However, there can be no assurance that the Company will be successful in raising such additional funds. The Company may also see to compensate providers of services by issuance of stock in lieu of cash.

1.    Organization and summary of significant accounting policies (continued)

Cash and cash equivalents, other cash flow statement supplemental information and concentration of risk
The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents. Balances in bank accounts may, from time to time, exceed insured limits. The Company believes that its loss exposure is limited due to quality of the financial institutions that hold its deposits.

Income taxes of $1,594 and $800 were paid in 2007 and 2006. No interest payments were made in 2007 and 2006.

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

Research and Development Costs
Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with SFAS 2, Accounting for Research and Development Costs.

Income Taxes
The Company accounts for income taxes under the liability method required by SFAS 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

1.    Organization and summary of significant accounting policies (continued)

Share-based payments
The Company adopted the provisions of SFAS 123(R), Share-Based Payments, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to additional paid-in-capital. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123, Accounting for Stock-Based Compensation. Our financial statements for the year ended December 31, 2006 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense should also include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS 123. The Company had no unvested share-based payment awards as of December 31, 2005. As share-based compensation expense recognized in the statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our historical experience, we expect no forfeitures. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

The Company had no share-based compensation expenses for the years ended December 31, 2007 and 2006.

Since we have a net operating loss carryforward as of December 31, 2007, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the years ended December 31, 2007 and 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Pro Forma Information under SFAS 123 for Periods Prior to 2006. Through 2005, we accounted for share-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123.

Fair Value of Financial Instruments
The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States. For certain of the Company's financial instruments, including cash, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible debt, note payable and loans from related parties also approximate fair value because current interest rates offered to the Company for notes payable of similar maturities are substantially the same.

1.    Organization and summary of significant accounting policies (continued)

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

Recent accounting pronouncements
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The FASB believes that SFAS 159 helps to mitigate accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities, and would require entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, Fair Value Measurements. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is in the process of evaluating the impact, if any, that the adoption of SFAS 159 will have on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. The Company is currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN 48 had no material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the Emerging Issues Task Force promulgated Issue 06-3 (“Issue”), How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross Versus Net Presentation). The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis based upon their accounting policy. However, this Issue states that if such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. This Issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. Adoption of this Issue had no material impact on the Company’s financial position, results or operations or cash flows.

1.    Organization and summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

In February 2006, the FASB issued Statement of Financial Accounting Standards 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company adopted SFAS 155 in the first quarter of 2007, and it had no material impact on the Company’s financial position, results of operations or cash flows.

2.    Furniture and equipment

2007

Furniture and equipment	$70,875
Less accumulated depreciation	(43,704)

$27,171

Depreciation expense for the years ended December 31, 2007 and 2006 was $14,558 and $14,172, respectively.

3.    Patents

	2007	2006
Patents
Gross carrying amount	$500,000	$500,000
Accumulated amortization	$127,452	$98,040
Amortization expense	$29,412	$29,412

Amortization of patents is expected to be $29,412 in each of the next five years.

4.    Loans from related parties

During 2007, the Company borrowed a total of $40,000 from Alan Goldman, one of its officers. This loan, evidenced by a short-term promissory note issued on December 3, 2007, bears interest at 10% per annum and matured on March 3, 2008. Mr. Goldman was also granted 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $14,126 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.

During 2007, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO. This loan, evidenced by a short-term promissory note issued on October 26, 2007, bears interest at 10% per annum and matured on January 26, 2008. Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $3,148 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense. On January 26, 2008 the maturity date of the promissory note was extended to April 30, 2008. Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and will be reflected as a discount on the loan and amortized over the extended life of the loan as interest expense, beginning January 27, 2008.

4.    Loans from related parties (continued)

During 2007, the Company borrowed a total of $100,000 from Frans Berndsen, one of its shareholders. During the second quarter, $65,000 of these loans were issued and treated as 12% convertible notes payable as described in note 5. As such, the shareholder was granted one Series B warrant for every $2.00 loaned for a total of 32,500 Series B common stock purchase warrants to purchase 32,500 shares of common stock at $1.00 per share until December 31, 2009, and a total debt discount of $23,599 was recorded to be amortized over the life of the loan. On September 27, 2007 the Company and the lender agreed there had been a misunderstanding and a debt restructuring occurred. The original $65,000 in loans were restructured to modify the original terms, as well as for the remaining $35,000 which was received in the third quarter and for which 17,500 Series B warrants had been issued. These loans, evidenced by short-term promissory notes issued on May 31, 2007, June 8, 2007 and July 17, 2007, bear interest at 10% per annum and matured on September 27, 2007. The 50,000 Series B warrants previously issued were cancelled and in connection with the short-term promissory notes, the shareholder was granted 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $44,154 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense. The future cash payments of the new loan exceed the carrying value of the loan as of the restructuring date, so no gain was recorded. On September 27, 2007 the maturity date of the promissory note was extended to December 27, 2007. The shareholder was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $18,023 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On December 27, 2007, the maturity date of the promissory note was extended to March 31, 2008. Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $34,624 at the time of issuance, and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense.

During 2007, the Company borrowed $25,000 from George Angelidis, one of its directors. This loan, evidenced by a short-term promissory note issued on March 21, 2007, bears interest at 10% per annum and matured on June 1, 2007. Mr. Angelidis was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $11,291 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense. On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $11,121 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On August 1, 2007 the maturity date of the promissory note was extended to December 31, 2007. Mr. Angelidis was granted an additional 50,000 Series B common stock purchase warrants to purchase 50,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $22,320 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the extended life of the loan as interest expense. Effective January 1, 2008, the maturity date of the promissory note was extended to March 31, 2008. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $8,656 at the time of issuance, and will be reflected as a discount on the loan and amortized over the extended life of the loan as interest expense, beginning January 1, 2008.

4.    Loans from related parties (continued)

In 2004, the Company borrowed a total of $147,813 from one of its directors. The loans bear interest at 10% and matured November 1, 2004. The director was also granted 211,270 Series A warrants at $.50 per share. The fair value of the warrants using the Black-Scholes valuation method totaled $4,225 at the time of issuance, and was reflected as a discount on the loans, and amortized over the life of the loan as interest expense. In February 2005, the due date of the loans was extended to July 31, 2005 in exchange for 100,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $19,246 at the time of issuance, and was reflected as a discount on the loans and amortized over the extended life of the loan as interest expense. In August 2005, the due date of the loans was extended to July 1, 2006 in exchange for 100,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $16,450 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense. In July 2006, the due date of the loans was extended to July 1, 2007 in exchange for 100,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $39,095 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense. In July 2007, the due date of the loans was extended to July 1, 2008. The director was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $44,484 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the extended life of the loan as interest expense.

5.    Convertible debt

During 2007, the Company issued convertible promissory notes totaling $332,991 to eleven individuals (after restructuring), each of whom qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended. The notes bear interest at 12%, matured on January 25, 2008 and are convertible into common shares at a rate of $1.00 per share. The note holders were also granted one Series B common stock purchase warrant for every $2.00 loaned, for a total of 166,496 Series B warrants.

In accordance with guidance issued by the Financial Accounting Standards Board and the Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios, the company recognized an embedded beneficial conversion feature present in the convertible promissory notes. The Company recognized and measured an aggregate of $71,497 of the proceeds, which is equal to the intrinsic value of embedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible promissory notes.

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company recognized the value attributable to the warrants in the amount of $78,248 to additional paid-in capital and a discount against the convertible promissory notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes valuation method and the following assumptions: term of 2-2.92 years, risk-free interest rate of 3.25% - 4.875%; volatility of 63-83% and a weighted fair value of $.3190- $.4533.

The total debt discount of $149,745 is being amortized to interest expense over the life of the loan.

5.    Convertible debt (continued)

During the quarter ended September 30, 2007, $65,000 of this debt was restructured. See note 4.

On January 25, 2008, the due date of the loans was extended to April 28, 2008 in exchange for 83,248 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $15,823 at the time of issuance, and will be reflected as a discount on the loan and amortized over the extended life of the loan as interest expense, beginning January 26, 2008.

6.    Note payable

In 2003, the Company purchased a patent from MPR Health Systems, Inc. for 8,000,000 shares of the Company’s common stock and a 5-year $100,000 Demand Promissory Note (the “Note”). The Note bears interest at 2% and is due and payable on August 23, 2008.

7.    Shareholders’ equity

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

7.    Shareholders’ equity (continued)

Common stock issuances (continued)

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

During 2007, the Company issued a total of 625,000 shares to three vendors for consulting services. The services were valued at $.71 - $1.00 per share for a total of $455,000, and the value of the services is being amortized over the period of the consulting agreements.

Warrants
During 2003, the Company issued 2,086,000 Series A common stock purchase warrants in connection with a private placement.

During 2004, the Company issued 420,000 Series A common stock purchase warrants and 475,000 Series B common stock purchase warrants in connection with private placements.

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

In addition, the Company issued 100,000 Series B common stock purchase warrants in February 2005 and 100,000 in August 2005 to extend the due date of loans payable to July 2006. See note 4.

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

In September 2006, the Company extended the expiration dates of both the Series A and Series B common stock purchase warrants. The Series A expiration date was extended from September 9, 2008 to June 30, 2009 and the Series B expiration date was extended from July 31, 2007 to December 31, 2009.

7.    Shareholders’ equity (continued)

Warrants (continued)

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

The following weighted average assumptions were used to calculate the warrants re-valued in 2006: term of 2.75 - 3.25 years, risk-free interest rate of 4.625%; volatility of 49% and a weighted fair value of $.39 - $.60.

Other 2006 Series B common stock purchase warrant issuances include 100,000 warrants issued in July to extend the due date of loans payable (see note 4), 50,000 issued to settle a dispute and 658,316 issued for consulting fees. The 100,000 shares were valued at $39,095, as described in note 4. The remaining warrants were valued at a total of $276,917 and expensed as general and administrative expenses in the accompanying statements of operations.

The following weighted average assumptions were used to calculate the warrants issued in 2006: term of 3.25 years, risk-free interest rate of 4.625%; volatility of 49% and a weighted fair value of $.39.

During 2007, the Company issued 550,000 Series B warrants in connection with loans to related parties or the extension of due dates for those loans. See note 4. In addition, the Company issued 166,496 Series B warrants in connection with convertible debt. See note 5.

Other 2007 Series B common stock purchase warrant issuances include 75,000 issued for consulting fees. These warrants were valued at a total of $33,363 and are being expensed as general and administrative expenses in the accompanying statements of operations.

The following weighted average assumptions were used to calculated the warrants issued in 2007: term of 2 - 2.92 years, risk-free interest rate of 3.25% - 4.875%, volatility ranging from 66% - 83% and a weighted fair value ranging from $.1802 - $.4533.

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

8.    Income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate. For 2007 and 2006 there are no material differences between income tax expense and the amount computed by applying the federal statutory income tax rate.

8.    Income taxes (continued)

At December 31, 2007, the Company has a net operating loss carryforward for federal tax purposes of approximately $5,730,000, which, if unused to offset future taxable income, will begin to expire in 2023. The Company also has a California net operating loss carryforward of approximately $5,721,000 which, if unused to offset future taxable income, will begin to expire in 2013.

The Company had deferred tax assets of $2,498,000 at December 31, 2007, relating to its net operating loss. A valuation allowance has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit. The valuation allowance increased $1,059,000 in 2007, primarily related to the net taxable loss and to change in estimate for certain deductions.

9.    Commitments and contingencies

Lease
The Company leases its office space in Huntington Beach, California on a month-to-month basis. Effective March 1, 2007, the Company entered into a month-to month lease for office space in Toronto, Canada. During all of 2006 and a portion of 2007, the Company leased space in Quebec, Canada as well. Total rent expense charged to operations totaled $58,803 in 2007 and $45,295 in 2006.

10.    Subsequent events (unaudited)

Convertible debt
On January 4, 2008, the Company issued a convertible promissory note totaling $70,000 to an individual who qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended. The note bears interest at 12%, matured on January 25, 2008 and is convertible into common shares at a rate of $1.00 per share. The note holder was also granted one Series B common stock purchase warrant for every $2.00 loaned, for a total of 35,000 Series B warrants.

On January 25, 2008, the due date for all the convertible notes was extended to April 30, 2008 in exchange for additional Series B common stock purchase warrants. Each note holder was granted one Series B common stock purchase warrant for every $4.00 loaned. See note 5.

Loans from related parties
Effective January 1, 2008, the maturity date of the $25,000 promissory note to Mr. George Angelidis was extended to March 31, 2008. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. See note 4.

On January 26, 2008 the maturity date of the $10,000 promissory note to Mr. Wayne Cockburn was extended to April 30, 2008. Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. See note 4.

On March 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to June 3, 2008. Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. See note 4.

10.    Subsequent events (continued) (unaudited)

2008 Stock Option Plan
In February 2008, the company adopted the 2008 Equity Incentive Plan (the “2008 Plan”). The purpose of the 2008 Plan is to attract, retain, and motivate certain key employees of the Company by giving them incentives which are linked directly to increases in the value of the common stock of the Company. Each director, officer, employee, or consultant of the Company is eligible to be considered for the grant of awards under the 2008 Plan. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2008 Plan is 1,000,000, subject to certain adjustment to prevent dilution. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2008 Plan. Grants under the 2008 Plan are exercisable at the market value of the Company’s stock on the date of such grant. All options under the 2008 Plan are exercisable at times as determined by the board of directors, not to exceed 10 years from the date of grant. To date, no options have been granted under the 2008 Plan.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2008	IMPACT MEDICAL SOLUTIONS, INC.
	By:	/s/ Wayne Cockburn
Wayne Cockburn
President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne D. Cockburn Wayne D. Cockburn	President, Chief Executive Officer, Secretary, Treasurer and Interim Chief Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial Officer)	March 31, 2008

/s/ Donald Paterson	Chairman of the Board of Directors	March 31, 2008
Donald Paterson

/s/ George Angelidis	Director	March 31, 2008
George Angelidis

/s/ Craig Lunsman	Director	March 31, 2008
Craig Lunsman

/s/ Stephen Schectman Stephen Schectman	Director	March 31, 2008

Exhibit Index

Exhibit No.	Description

14.1	Code of Ethics

31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.