Form 10-Q
period 2008-03-31
Impact Medical Solutions, Inc.
filed 2008-05-15
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2008
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number:	000-52117

IMPACT MEDICAL SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5153331
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

17011 Beach Blvd., Suite 900, Huntington Beach, CA	92647
(Address of Principal Executive Offices)	(Zip Code)

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
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 15, 2008, there were 16,478,465 shares of the registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):   ☐ Yes ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Balance Sheet

	March 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and equivalents	$3,428	$15,144
Prepaid expenses	26,719	26,686

Total current assets	30,147	41,830

Furniture and equipment, net of accumulated depreciation	23,543	27,171

Patent, net of accumulated amortization	365,195	372,548
	$418,885	$441,549
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loans from related parties, net of unamortized discount	$296,875	$257,366
Convertible notes, net of unamortized discount	397,068	316,081
Note payable	34,613	34,613
Accounts payable	334,349	269,875
Accrued interest	100,324	83,391
Accrued salaries, vacation and other payroll items	439,483	394,483
Total current liabilities	1,602,712	1,355,809
Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.0001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 16,478,465 shares issued and outstanding	1,648	1,648
Additional paid-in capital	5,275,229	5,226,178
Deferred option and warrant costs	(315,047)	(387,437)
Deficit accumulated during the development stage	(6,145,657)	(5,754,649)
Total shareholders' deficit	(1,183,827)	(914,260)
	$418,885	$441,549

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,		Cumulative from inception (October 20, 1997) to March 31, 2008
	2008	2007
Costs and expenses:

Research and development	$34,104	$55,255	$771,829
Medical and clinical	25,300	26,879	1,131,013
General and administrative	205,215	141,268	3,476,519

Operating loss	(264,619)	(223,402)	(5,379,361)

Other income (expense):

Interest expense	(125,589)	(18,135)	(760,415)

Interest income	-	-	290

Loss before provision for taxes	(125,589)	(18,135)	(760,125)
	(390,208)	(241,537)	(6,139,486)
Provision for taxes	(800)	(800)	(6,171)

Net loss	$(391,008)	$(242,337)	$(6,145,657)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average number of common shares outstanding
	16,478,465	15,853,465

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Cumulative from inception (October 20, 1997) to March 31, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(391,008)	$(242,337)	$(6,145,657)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,981	10,982	182,433
Amortization of loan discount	105,506	13,489	641,143
Issuance of common stock for services	64,095	-	255,719
Issuance of stock options and warrants for services	8,295	44,657	1,128,899
Decrease (increase) in prepaid expenses	(33)	3,143	(26,719)
Increase (decrease) in accounts payable	64,474	5,355	334,349
Increase (decrease) in accrued expenses	61,933	58,947	539,807
Net cash used by operating activities	(75,757)	(105,764)	(3,090,026)

Cash flows from investing activities:
Capital expenditures	-	(565)	(71,171)
Net cash used by investing activities	-	(565)	(71,171)

Cash flows from financing activities:
Proceeds from loans from related parties	(5,959)	25,000	316,853
Proceeds from convertible notes	70,000	88,389	402,991
Payments on note payable	-	-	(65,387)
Issuance of common stock, net of costs	-	-	2,510,168
Net cash provided by financing activities	64,041	113,389	3,164,625

Net increase (decrease) in cash	(11,716)	7,060	3,428
Cash, beginning of period	15,144	10,907	-
Cash, end of period	$3,428	$17,967	$3,428
Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with note payable	$49,051	$30,904	$667,044

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Shareholders’ Equity
From Inception (October 20, 1997) to March 31, 2008 (Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Option & Warrant Cost	Accumulated During the Development Stage	Total Shareholders' Equity (Deficit)
	Number of Shares	Total
Initial capitalization	3,000,000	$1,500	$1,250	$-	$-	$2,750
Net loss for 1997	-	-	-	-	(2,750)	(2,750)
Balance, December 31, 1997	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1998	-	-	-	-	-	-
Balance, December 31, 1998	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1999	-	-	-	-	-	-
Balance, December 31, 1999	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2000	-	-	-	-	-	-
Balance, December 31, 2000	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2001	-	-	-	-	-	-
Balance, December 31, 2001	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2002	-	-	-	-	-	-
Balance, December 31, 2002	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2003	-	-	-	-	(181,023)	(181,023)
Shares issued for patent	8,000,000	4,000	396,000	-	-	400,000
Shares issued for cash net of share issue costs of $86,096	2,086,000	1,043	434,361	-	-	435,404
Balance, December 31, 2003	13,086,000	6,543	831,611	-	(183,773)	654,381
Net loss for 2004	-	-	-	-	(733,248)	(733,248)
Stock option costs	-	-	5,009	-	-	5,009
Warrants issued with loans payable	-	-	4,225	-	-	4,225
Shares issued for cash net of share issue costs of $17,602	895,000	448	561,950	-	-	562,398
Balance, December 31, 2004	13,981,000	6,991	1,402,795	-	(917,021)	492,765
Net loss for 2005	-	-	-	-	(1,496,992)	(1,496,992)
Stock warrant costs	-	-	238,892	(199,946)	-	38,946
Amortization of stock warrant costs	-	-	-	85,273	-	85,273
Warrants issued with loans payable	-	-	16,450	-	-	16,450
Shares issued for services	60,160	30	60,130	-	-	60,160
Shares issued for cash net of share issue costs of $52,689	1,045,000	522	991,789	-	-	992,311
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Shareholders’ Equity
From Inception (October 20, 1997) to March 31, 2008 (Unaudited) (continued)

	Number of Shares	Total	Additional Paid-in Capital	Deferred Option & Warrant Cost	During the Development Stage	Total Shareholders' Equity (Deficit)
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	517,305
Shares issed for services	50,000	25	49,975	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-
Value of warrants issued	-	-	1,101,523	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	500,062	-	500,062
Net loss for 2006	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	1,585	4,384,842	(44,657)	(4,491,160)	(149,390)

Shares issued for services	625,000	63	454,937	(455,000)	-	-
Value of warrants issued			386,399	(33,363)	-	353,036
Amortization of share, option and warrant costs	-	-	-	145,583	-	145,583
Net loss for 2007	-	-	-	-	(1,263,489)	(1,263,489)
Balance, December 31, 2007	16,478,465	1,648	5,226,178	(387,437)	(5,754,649)	(914,260)
Value of warrants issued	-	-	49,051	-	-	49,051
Amortization of share, option and warrant costs	-	-	-	72,390	-	72,390
Net loss for Q1 2008	-	-	-	-	(391,008)	(391,008)
Balance, March 31, 2008	16,478,465	$1,648	$5,275,229	$(315,047)	$(6,145,657)	$(1,183,827)

The accompanying notes are an integral part of these condensed financial statements.

IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2008

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

Interim periods
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007.

2. Loans from related parties

During 2007, the Company borrowed a total of $40,000 from Alan Goldman, one of its officers. This loan, evidenced by a short-term promissory note issued on December 3, 2007, bears interest at 10% per annum and matured on March 3, 2008. Mr. Goldman was also granted 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $14,126 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On March 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to June 3, 2008. Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $11,920 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.

During 2007, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO. This loan, evidenced by a short-term promissory note issued on October 26, 2007, bears interest at 10% per annum and matured on January 26, 2008. Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $3,148 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense. On January 26, 2008 the maturity date of the promissory note was extended to April 30, 2008. Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense.

2. Loans from related parties (continued)

During 2007, the Company borrowed $25,000 from George Angelidis, one of its directors. This loan, evidenced by a short-term promissory note issued on March 21, 2007, bears interest at 10% per annum and matured on June 1, 2007. Mr. Angelidis was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $11,291 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense. On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $11,121 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On August 1, 2007 the maturity date of the promissory note was extended to December 31, 2007. Mr. Angelidis was granted an additional 50,000 Series B common stock purchase warrants to purchase 50,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $22,320 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the extended life of the loan as interest expense. Effective January 1, 2008, the maturity date of the promissory note was extended to March 31, 2008. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $8,656 at the time of issuance, and was reflected as a discount on the loan and amortized over the extended life of the loan as interest expense.

3. Convertible notes payable

During the three months ended March 31, 2008, the Company issued a convertible promissory note totaling $70,000 to an individual who qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended. The note bears interest at 12%, matured on January 25, 2008 and is convertible into common shares at a rate of $1.00 per share. The note holder was also granted one Series B warrant for every $2.00 loaned, for a total of 35,000 Series B warrants. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company recognized the value attributable to the warrants in the amount of $7,424 to additional paid-in capital and a discount against the convertible promissory notes. The debt discount was amortized to interest expense over the life of the loan.

On January 25, 2008, the due date of the loans was extended to April 30, 2008 in exchange for 100,748 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $19,150 at the time of issuance, and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense.

3. Convertible notes payable (continued)

The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes valuation method and the following weighted average assumptions: term of 1.92 years, risk-free interest rate of 3.25%; volatility of 84% and a weighted fair value of $.1901 to $.2121.

4. Shareholders’ equity

Warrants
During the three months ended March 31, 2008, the Company issued 75,000 Series B common stock purchase warrants to extend three loans from related parties. The following weighted average assumptions were used to calculate the warrants issued in exchange for these loan extensions: term of 1.75 to 2 years, risk-free interest rate of 1.75% to 3.25%; volatility of 83% to 92% and a weighted fair value of $.1901 to $.3462.

During the three months ended March 31, 2008, the Company issued 35,000 Series B common stock purchase warrants along with a convertible promissory note. In addition, the due date for all the convertible notes was extended to April 30, 2008 in exchange for 100,748 Series B warrants. See note 3.

5. Subsequent events

On April 1, 2008, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO. This loan, evidenced by a short-term promissory note issued on April 1, 2008, bears interest at 10% per annum and matures on July 1, 2008. Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $2,828 at the time of issuance, and will be reflected as a discount on the loan in the accompanying financial statements and will be amortized over the life of the loan as interest expense.

On April 15, 2008, the Company borrowed a total of $10,000 from Gregory Harrison, an individual who has also loaned the Company $100,000 in the convertible note program. This loan, evidenced by a short-term promissory note issued on April 15, 2008, bears interest at 10% per annum and matures on July 1, 2008. Mr. Harrison was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loan and will be amortized over the life of the loan as interest expense beginning April 15, 2008.

On April 30, 2008, the due date of the convertible loans described in note 3 was extended to September 1, 2008 in exchange for 100,748 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense beginning April 30, 2008.

Subsequent to quarter end, a $10,000 loan from Wayne Cockburn, the $25,000 loan from George Angelidis and the $100,000 loan from Fran Berndsen were extended to July 1, 2008. All of these loans are reflected in the caption “loans from related parties” in the accompanying March 31, 2008 balance sheet. In exchange for extending the due date, Mr. Cockburn was granted 10,000 Series B warrants, Mr. Angelidis was granted 25,000 Series B warrants and Mr. Berndsen was granted 100,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense.

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

General

We are a development stage company engaged in the development and pre-market clinical testing of the Muscle Pattern Recognition (MPR) System.

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

Business

We are a medical technology company that provides valid and reliable clinical modalities for the assessment of human physiology and body function. Our first product, Muscle Pattern Recognition (MPR), is a unique testing modality that objectively and quantitatively measures the biomechanical dysfunctions associated with musculoskeletal injuries of the neck and back.

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

Plan of Operation

Our goal for the next 12 months is to complete the development of the commercial version of the Muscle Pattern Recognition (MPR) System and to begin the clinical and regulatory program required for commercialization. To achieve this goal, there are a number of activities that must take place simultaneously in the areas of Research and Development, Clinical and Regulatory Affairs.

In Research and Development, we will be continuing our efforts in four areas: (i) the completion of the commercial version of the MPR System, including the development of an integrated data management system that includes data collection, data analysis, reporting, billing and archiving; (ii) refining the MPR Training Manual and Training Program for new Technicians; (iii) reviewing our peer-review publication status; and (iv) working together with our Regulatory Affairs people in the documentation of the MPR System for the Food and Drug Administration (FDA).

In the area of Clinical Affairs, our work is being directed at the completion of the clinical trial program and the preparation of clinical papers for submission to peer-review journals.

The regulatory program is being directed at four specific programs: (i) documenting the product design for the MPR System and preparing the Design History File (DHF) for FDA; (ii) finalizing manufacturing plans for the commercial MPR System including testing, packaging, labeling, shipping, installation and servicing; (iii) developing a Quality Management System in compliance with FDA’s Quality System Regulation (QSR) for medical devices; and (iv) completing the documentation for ISO 13485(2003) compliance.

We are in the process of completing a non-brokered private placement of up to $500,000. The form of this financing is a convertible note that pays an annual coupon rate of 12% and is convertible into common shares at a rate of $1.00 per common share. There is a half a common share warrant attached to each note (each warrant exercisable at $1.00 per share). We are contacting only friends and associates and all potential investors are accredited investors. The proceeds of the financing will allow us to complete the work listed in the Research and Development and Regulatory sections above. We have currently raised $403,000 under this private placement and expect to complete the balance prior to the end of the second quarter.

At some point in the next two to four months, we anticipate completing a larger financing which should enable us to complete the development of the MPR system, and to proceed with the clinical and regulatory program. We estimate this budget to be in the $3 – $4 million range. While no firm plans have been made on the structure of this financing, we have engaged the services of a consultant to assist us with our financing plans.

Liquidity and Capital Resources

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Two of our four employees and two of our three independent consultants devote at least a portion of their time to research and development activities.

For the three months ended March 31, 2008 and March 31, 2007, we incurred a net loss of $391,008 and $242,337 respectively, and have $3,428 cash on hand at March 31, 2008. We are in the development stage and have not earned any revenue since our inception. These factors have caused our auditors to express their doubt in their audit report for the fiscal year ended December 31, 2007 as to our ability to continue as a going concern. Current funds available to us will not be adequate for us to complete our clinical program. Therefore, we will need to raise additional funds in order to fully implement our business plan. We will attempt to raise approximately $3 – $4 million in additional funds over the next several months through private placements. However, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

Our continued operations are dependent upon our ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us. If we cannot obtain needed funds, we may be forced to curtail or cease our activities. We may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive.

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

Financing

Since December 31, 2006, we have raised an aggregate amount of $577,991 through two debt offerings. Approximately $402,991 was raised through a convertible note offering to eleven individuals, each of whom qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended. Each investor received an unsecured convertible promissory note bearing interest at a rate of 12% per year and matured on January 25, 2008. Each promissory note is convertible at any time, at the option of the holder thereof, on or prior to the maturity date into one share of common stock of the Company. At any time during which the promissory notes are outstanding, if the Company consummates a private equity or equity-linked financing, the holders of such outstanding promissory notes may exchange their notes at their stated value for the securities in the new financing. In connection with this offering, each investor also received one Series B common stock purchase warrant for each two dollars of debt for a total of 201,496 warrants. Each Series B common stock purchase warrant provides the holder the right to purchase one share of common stock for $1.00 at any time prior to December 31, 2009. On January 25, 2008, the due date for all the convertible notes was extended to April 30, 2008 in exchange for additional Series B common stock purchase warrants. Each note holder was granted one Series B common stock purchase warrant for every $4.00 loaned for a total of 100,748 warrants. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act of 1933, as amended, due to the fact that it did not involve a public offering of securities of the Company.

The balance of the debt financing completed by the Company were four short-term promissory notes totaling $175,000 - $25,000 issued to George Angelidis, one of the Company’s directors; $40,000 issued to Alan Goldman, one of its officers; $10,000 to Wayne Cockburn, its CEO, and; $100,000 to Frans Berndsen, one of the Company’s shareholders. The note to Mr. George Angelidis was issued on March 21, 2007, bears interest at 10% per annum and matured on June 1, 2007. Mr. Angelidis was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009. On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. On August 1, 2007 the maturity date of the promissory note was extended to December 31, 2007. Mr. Angelidis was granted an additional 50,000 Series B common stock purchase warrants to purchase 50,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. Effective January 1, 2008, the maturity date of the promissory note was extended to March 31, 2008. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.

The notes to Mr. Berndsen were issued on May 31, 2007 ($13,815), June 8, 2007 ($51,185) and July 17, 2007 ($35,000). The notes to Mr. Berndsen also bear interest at a rate of 10% per annum and are all due on September 27, 2007. In connection with the note, Mr. Berndsen also received 100,000 Series B common stock purchase warrants. On September 27, 2007 the maturity date of the promissory note was extended to December 27, 2007. Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. On December 27, 2007, the maturity date of the promissory note was extended to March 31, 2008. Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.

The note issued to Dr. Goldman was issued on December 3, 2007, bears interest at 10% per annum and matured on March 3, 2008. Mr. Goldman was also granted 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009. On March 3, 2008, the maturity date of the note was extended to June 3, 2008. Dr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.

The note issued to Mr. Cockburn was issued on October 26, 2007, bears interest at 10% per annum and matured on January 26, 2008. Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. On January 26, 2008 the maturity date of the promissory note was extended to April 30, 2008. Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.

The issuance of these securities was made in reliance of Section 4(2) of the Securities Act of 1933, as amended, due to the fact that it did not involve a public offering of securities of the Company.

Please refer to Item 5 of Part II, “Other Information”, for a description of financing and other events that took place subsequent to the quarter ended March 31, 2008.

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, with the participation of our chief executive and chief financial officer, of the effectiveness, as of March 31, 2008, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Due to the fact that we have a limited number of employees and are not able to have proper segregation of duties based on the cost/benefit of hiring additional employees solely to address the segregation of duties issue, we have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. However, we have determined that the risks associated with the lack of segregation of duties are partially mitigated based on the close involvement of management in day-to-day operations. We have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

(b) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to or the subject of any pending legal proceeding or any contemplated proceeding of a governmental authority.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Since December 31, 2006, we have raised an aggregate amount of $577,991 through two debt offerings. Approximately $402,991 was raised through a convertible note offering to eleven individuals, each of whom qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended. Each investor received an unsecured convertible promissory note bearing interest at a rate of 12% per year and maturing on January 25, 2008. Each promissory note is convertible at any time, at the option of the holder thereof, on or prior to the maturity date into one share of common stock of the Company. At any time during which the promissory notes are outstanding, if the Company consummates a private equity or equity-linked financing, the holders of such outstanding promissory notes may exchange their notes at their stated value for the securities in the new financing. In connection with this offering, each investor also received one Series B common stock purchase warrant for each two dollars of debt for a total of 201,496 warrants. Each Series B common stock purchase warrant provides the holder the right to purchase one share of common stock for $1.00 at any time prior to December 31, 2009. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act of 1933, as amended, due to the fact that it did not involve a public offering of securities of the Company. On January 25, 2008, the due date for all the convertible notes was extended to April 30, 2008 in exchange for additional Series B common stock purchase warrants. Each note holder was granted one Series B common stock purchase warrant for every $4.00 loaned for a total of 100,748 warrants.

The balance of the debt financing completed by the Company were four short-term promissory notes totaling $175,000 - $25,000 issued to George Angelidis, one of the Company’s directors; $40,000 issued to Alan Goldman, one of its officers; $10,000 to Wayne Cockburn, its CEO, and; $100,000 to Frans Berndsen, one of the Company’s shareholders. The note to Mr. George Angelidis was issued on March 21, 2007, bears interest at 10% per annum and matured on June 1, 2007. Mr. Angelidis was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009. On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. On August 1, 2007 the maturity date of the promissory note was extended to December 31, 2007. Mr. Angelidis was granted an additional 50,000 Series B common stock purchase warrants to purchase 50,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. Effective January 1, 2008, the maturity date of the promissory note was extended to March 31, 2008. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.

The notes to Mr. Berndsen were issued on May 31, 2007 ($13,815), June 8, 2007 ($51,185) and July 17, 2007 ($35,000). The notes to Mr. Berndsen also bear interest at a rate of 10% per annum and are all due on September 27, 2007. In connection with the note, Mr. Berndsen also received 100,000 Series B common stock purchase warrants. On September 27, 2007 the maturity date of the promissory note was extended to December 27, 2007. Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. On December 27, 2007, the maturity date of the promissory note was extended to March 31, 2008. Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.

The note issued to Dr. Goldman was issued on December 3, 2007, bears interest at 10% per annum and matured on March 3, 2008. Mr. Goldman was also granted 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009. On March 3, 2008, the maturity date of the note was extended to June 3, 2008. Dr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.

The note issued to Mr. Cockburn was issued on October 26, 2007, bears interest at 10% per annum and matured on January 26, 2008. Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. On January 26, 2008 the maturity date of the promissory note was extended to April 30, 2008. Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.

The issuance of these securities was made in reliance of Section 4(2) of the Securities Act of 1933, as amended, due to the fact that it did not involve a public offering of securities of the Company.

Please refer to Item 5 of Part II, “Other Information”, for a description of financing and other events that took place subsequent to the quarter ended March 31, 2008

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Subsequent Events

On April 1, 2008, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO. This loan, evidenced by a short-term promissory note issued on April 1, 2008, bears interest at 10% per annum and matures on July 1, 2008. Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009.

On April 15, 2008, the Company borrowed a total of $10,000 from Gregory Harrison, an individual who has also loaned the Company $100,000 in the convertible note program. This loan, evidenced by a short-term promissory note issued on April 15, 2008, bears interest at 10% per annum and matures on July 1, 2008. Mr. Harrison was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009.

On April 28, 2008, the due date of the convertible loan(s) described in note 3 to the unaudited financial statements was extended to September 1, 2008 in exchange for 100,748 Series B warrants.

Subsequent to quarter end, a $10,000 loan from Wayne Cockburn, the $25,000 loan from George Angelidis and the $100,000 loan from Fran Berndsen were extended to July 1, 2008. All of these loans are reflected in the caption “loans from related parties” in the accompanying March 31, 2008 balance sheet. In exchange for extending the due date, Mr. Cockburn was granted 10,000 Series B warrants, Mr. Angelidis was granted 25,000 Series B warrants and Mr. Berndsen was granted 100,000 Series B warrants.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2008.

32.2	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008	IMPACT MEDICAL SOLUTIONS, INC.

	By:	/S/ WAYNE COCKBURN

Wayne Cockburn
President, Chief Executive Officer,
Secretary, Treasurer and Interim Chief
Financial Officer and a Member of the
Board of Directors (Principal Executive
Officer and Principal
Financial/Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2008.

32.2	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002