Form 10-Q
period 2008-06-30
Impact Medical Solutions, Inc.
filed 2008-08-14
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to _____________________

Commission file number: 000-52117

IMPACT MEDICAL SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5153331
(State of Other Jurisdiction of Incorporation orOrganization)	(I.R.S. Employer Identification Number)

17011 Beach Blvd., Suite 900, Huntington Beach, CA	92647
(Address of Principal Executive Offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 14, 2008, there were 16,978,466 shares of the registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Balance Sheet
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and equivalents	$46,924	$15,144
Prepaid expenses	26,719	26,686

Total current assets	73,643	41,830

Furniture and equipment, net of accumulated depreciation	19,885	27,171

Patent, net of accumulated amortization	357,842	372,548
	$451,370	$441,549

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loans from related parties, net of unamortized discount	$325,068	$257,366
Convertible notes, net of unamortized discount	395,131	316,081
Other loan payable, net of unamortized discount	9,200	-
Note payable	34,613	34,613
Accounts payable	391,676	269,875
Accrued interest	121,676	83,391
Accrued salaries, vacation and other payroll items	489,983	394,483
Total current liabilities	1,767,347	1,355,809

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.0001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 16,545,132 and 16,478,465 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,655	1,648
Additional paid-in capital	5,548,472	5,226,178
Deferred share, option and warrant costs	(397,884)	(387,437)
Deficit accumulated during the development stage	(6,468,220)	(5,754,649)
Total shareholders' deficit	(1,315,977)	(914,260)
	$451,370	$441,549

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three months		Six months		(October 20, 1997)
	ended June 30,		ended June 30,		to June 30,
	2008	2007	2008	2007	2008

Costs and expenses:

Research and development	$33,561	$32,078	$67,665	$87,333	$805,390
Medical and clinical	25,261	25,868	50,561	52,747	1,156,274
General and administrative	166,618	190,780	371,833	332,048	3,643,137

Operating loss	(225,440)	(248,726)	(490,059)	(472,128)	(5,604,801)

Other income (expense):

Interest expense	(97,123)	(39,376)	(222,712)	(57,511)	(857,538)

Interest income	-	15	-	15	290

	(97,123)	(39,361)	(222,712)	(57,496)	(857,248)

Loss before provision for taxes	(322,563)	(288,087)	(712,771)	(529,624)	(6,462,049)

Provision for taxes	-	-	(800)	(800)	(6,171)

Net loss	$(322,563)	$(288,087)	$(713,571)	$(530,424)	$(6,468,220)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Basic and diluted weighted average number of common shares outstanding	16,479,198	15,853,465	16,478,831	15,853,465

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
			(October 20, 1997)
	Six months ended June 30,		to June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(713,571)	$(530,424)	$(6,468,220)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	21,992	21,978	193,444
Amortization of loan discount	181,852	42,409	717,489
Issuance of common stock for services	126,015	-	317,639
Issuance of stock options and warrants for services	17,702	47,673	1,138,306
Decrease (increase) in prepaid expenses	(33)	3,143	(26,719)
Increase (decrease) in accounts payable	121,801	61,944	391,676
Increase (decrease) in accrued expenses	133,785	107,287	611,659
Net cash used by operating activities	(110,457)	(245,990)	(3,124,726)

Cash flows from investing activities:
Capital expenditures	-	(565)	(71,171)
Net cash used by investing activities	-	(565)	(71,171)

Cash flows from financing activities:
Proceeds from loans from related parties	27,237	40,856	350,049
Proceeds from convertible notes	70,000	202,655	402,991
Payments on note payable	-	-	(65,387)
Issuance of common stock, net of costs	45,000	-	2,555,168
Net cash provided by financing activities	142,237	243,511	3,242,821

Net increase (decrease) in cash	31,780	(3,044)	46,924
Cash, beginning of period	15,144	10,907	-
Cash, end of period	$46,924	$7,863	$46,924

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with note payable	$123,137	$75,259	$741,130

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to June 30, 2008 (Unaudited)

	Common Stock				Accumulated
			Additional	Deferred Share,	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity (Deficit)
Initial capitalization	3,000,000	$1,500	$1,250	$-	$-	$2,750
Net loss for 1997	-	-	-	-	(2,750)	(2,750)
Balance, December 31, 1997	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1998	-	-	-	-	-	-
Balance, December 31, 1998	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1999	-	-	-	-	-	-
Balance, December 31, 1999	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2000	-	-	-	-	-	-
Balance, December 31, 2000	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2001	-	-	-	-	-	-
Balance, December 31, 2001	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2002	-	-	-	-	-	-
Balance, December 31, 2002	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2003	-	-	-	-	(181,023)	(181,023)
Shares issued for patent	8,000,000	4,000	396,000	-	-	400,000
Shares issued for cash net of share issue costs of $86,096	2,086,000	1,043	434,361	-	-	435,404
Balance, December 31, 2003	13,086,000	6,543	831,611	-	(183,773)	654,381
Net loss for 2004	-	-	-	-	(733,248)	(733,248)
Stock option costs	-	-	5,009	-	-	5,009
Warrants issued with loans payable	-	-	4,225	-	-	4,225
Shares issued for cash net of share issue costs of $17,602	895,000	448	561,950	-	-	562,398
Balance, December 31, 2004	13,981,000	6,991	1,402,795	-	(917,021)	492,765
Net loss for 2005	-	-	-	-	(1,496,992)	(1,496,992)
Stock warrant costs	-	-	238,892	(199,946)	-	38,946
Amortization of stock warrant costs	-	-	-	85,273	-	85,273
Warrants issued with loans payable	-	-	16,450	-	-	16,450
Shares issued for services	60,160	30	60,130	-	-	60,160
Shares issued for cash net of share issue costs of $52,689	1,045,000	522	991,789	-	-	992,311
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to June 30, 2008 (Unaudited) (continued)

	Common Stock				Accumulated
			Additional	Deferred Share,	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity (Deficit)
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	517,305
Shares issed for services	50,000	25	49,975	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-
Value of warrants issued	-	-	1,101,523	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	500,062	-	500,062
Net loss for 2006	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	1,585	4,384,842	(44,657)	(4,491,160)	(149,390)

Shares issued for services	625,000	63	454,937	(455,000)	-	-
Value of warrants issued			386,399	(33,363)	-	353,036
Amortization of share, option and warrant costs	-	-	-	145,583	-	145,583
Net loss for 2007	-	-	-	-	(1,263,489)	(1,263,489)
Balance, December 31, 2007	16,478,465	1,648	5,226,178	(387,437)	(5,754,649)	(914,260)
Value of warrants issued	-	-	277,301	(154,164)	-	123,137
Amortization of share, option and warrant costs	-	-	-	143,717	-	143,717
Shares & warrants issued for cash, net of share issues costs of $5,000	66,667	7	44,993	-	-	45,000
Net loss for six months ended June 30, 2008	-	-	-	-	(713,571)	(713,571)
Balance, June 30, 2008	16,545,132	$1,655	$5,548,472	$(397,884)	$(6,468,220)	$(1,315,977)

The accompanying notes are an integral part of these condensed financial statements.

IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
June 30, 2008

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

Interim periods
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007.

2. Loans from related parties

On June 17, 2008, the Company borrowed a total of $1,500 from Wayne Cockburn, its CEO. This loan, evidenced by a short-term promissory note issued on June 17, 2008, bears interest at 10% per annum and matures on September 17, 2008. Mr. Cockburn was also granted 1,500 Series B common stock purchase warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $470 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.

On June 2, 2008, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO. This loan, evidenced by a short-term promissory note issued on June 2, 2008, bears interest at 10% per annum and matures on September 2, 2008. Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $3,695 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.

On April 1, 2008, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO. This loan, evidenced by a short-term promissory note issued on April 1, 2008, bears interest at 10% per annum and matures on July 1, 2008. Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $2,879 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.

2. Loans from related parties (continued)

During 2007, the Company borrowed a total of $40,000 from Alan Goldman, one of its officers. This loan, evidenced by a short-term promissory note issued on December 3, 2007, bears interest at 10% per annum and matured on March 3, 2008. Mr. Goldman was also granted 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $14,126 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On March 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to June 3, 2008. Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $11,920 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On June 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to October 31, 2008. Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $14,780 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.

During 2007, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO. This loan, evidenced by a short-term promissory note issued on October 26, 2007, bears interest at 10% per annum and matured on January 26, 2008. Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $3,148 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On January 26, 2008 the maturity date of the promissory note was extended to April 30, 2008. Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense. On April 30, 2008 the maturity date of the promissory note was extended to July 1, 2008. Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $1,167 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.

During 2007, the Company borrowed a total of $100,000 from Frans Berndsen, one of its shareholders. During the second quarter, $65,000 of these loans were issued and treated as 12% convertible notes payable as described in note 5. As such, the shareholder was granted one Series B warrant for every $2.00 loaned for a total of 32,500 Series B common stock purchase warrants to purchase 32,500 shares of common stock at $1.00 per share until December 31, 2009, and a total debt discount of $23,599 was recorded to be amortized over the life of the loan. On September 27, 2007 the Company and the lender agreed there had been a misunderstanding and a debt restructuring occurred. The original $65,000 in loans were restructured to modify the original terms, as well as for the remaining $35,000 which was received in the third quarter and for which 17,500 Series B warrants had been issued. These loans, evidenced by short-term promissory notes issued on May 31, 2007, June 8, 2007 and July 17, 2007, bear interest at 10% per annum and matured on September 27, 2007. The 50,000 Series B warrants previously issued were cancelled and in connection with the short-term promissory notes, the shareholder was granted 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $44,154 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense. The future cash payments of the new loan exceed the carrying value of the loan as of the restructuring date, so no gain was recorded. On September 27, 2007 the maturity date of the promissory note was extended to December 27, 2007. The shareholder was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $18,023 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On December 27, 2007, the maturity date of the promissory note was extended to March 31, 2008. Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $34,624 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense. On March 31, 2008, the maturity date of the promissory note was extended to July 1, 2008. Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $28,793 at the time of issuance, and was reflected as a discount on the loan was amortized over the extended life of the loan as interest expense.

2. Loans from related parties (continued)

During 2007, the Company borrowed $25,000 from George Angelidis, one of its directors. This loan, evidenced by a short-term promissory note issued on March 21, 2007, bears interest at 10% per annum and matured on June 1, 2007. Mr. Angelidis was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $11,291 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense. On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $11,121 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On August 1, 2007 the maturity date of the promissory note was extended to December 31, 2007. Mr. Angelidis was granted an additional 50,000 Series B common stock purchase warrants to purchase 50,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $22,320 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. Effective January 1, 2008, the maturity date of the promissory note was extended to March 31, 2008. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $8,656 at the time of issuance, and was reflected as a discount on the loan and amortized over the extended life of the loan as interest expense. On March 31, 2008, the maturity date of the promissory note was extended to July 1, 2008. Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $7,198 at the time of issuance, and was reflected as a discount on the loan and amortized over the extended life of the loan as interest expense.

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

On January 25, 2008, the due date of the loans was extended to April 30, 2008 in exchange for 100,748 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $19,150 at the time of issuance, and is reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.

3. Convertible notes payable (continued)

The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes valuation method and the following weighted average assumptions: term of 1.92 years, risk-free interest rate of 3.25%; volatility of 84% and a weighted fair value of $.1901 to $.2121.

On April 30, 2008, the due date of the loans was extended to October 31, 2008 in exchange for 100,748 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $11,758 at the time of issuance, and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense.

The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes valuation method and the following weighted average assumptions: term of 1.67 years, risk-free interest rate of 2.125%; volatility of 94% and a weighted fair value of $.1167.

4. Other loans payable

On April 22, 2008, the Company borrowed a total of $10,000 from Gregory Harrison, an individual who has also loaned the Company $100,000 in the convertible note program. This loan, evidenced by a short-term promissory note issued on April 22, 2008, bears interest at 10% per annum and matures on July 22, 2008. Mr. Harrison was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $3,346 at the time of issuance, and was reflected as a discount on the loan and was amortized over the life of the loan as interest expense.

5. Shareholders’ equity

Common stock
On June 12, 2008 the Board authorized a private placement of 1,000,000 units of common stock and Series C and D purchase warrants. The unit price is $0.75 and each unit is comprised of one share of common stock, one Series C warrant and one half Series D warrant. In addition, for each Series D warrant exercised, the holder will receive an additional Series C warrant.

On June 30, 2008 the Company sold 66,667 units for gross proceeds of $50,000 less issuance costs of $5,000.

Warrants
During the six months ended June 30, 2008, the Company issued 240,000 Series B common stock purchase warrants to extend various loans from related parties. In addition 31,500 Series B common stock purchase warrants were issued in connection with new loans from related party and other loan payable. All of these transactions are described in note 2. The following weighted average assumptions were used to calculate the warrants issued in exchange for these loan extensions: term of 1.75 to 2 years, risk-free interest rate of 1.75% to 3.25%; volatility of 83% to 92% and a weighted fair value of $.1901 to $.3462.

During the six months ended June 30, 2008, the Company issued 35,000 Series B common stock purchase warrants along with a convertible promissory note. In addition, the due date for all the convertible notes was extended to April 30, 2008 in exchange for 100,748 Series B warrants and extended again to October 31, 2008 in exchange for 100,748 Series B warrants. See note 3.

During the six months ended June 30, 2008, the Board passed resolutions to authorize 1,500,000 Series C warrants and 500,000 Series D warrants. The Series C warrants may be used to purchase an equivalent number of common shares at $1.25 per share and expire September 1, 2011, while the Series D warrants may be used to purchase an equivalent number of common shares at $0.95 per share and expire on September 1, 2009.

On June 13, 2008, the Company issued 700,000 Series C common stock purchase warrants for two consulting contracts to be provided over the next two years. These warrants were valued at a total of $154,164 and were

5. Shareholders’ equity (continued)

Warrants (continued)
classified as deferred warrants on the accompanying balance sheet and are being amortized to general and administrative expenses over the lives of the contracts. The following weighted average assumptions were used to calculate the Series C warrants issued: term of 3.25 years, risk-free interest rate of 2.625%; volatility of 72% and a weighted fair value of $.2202.

On June 30, 2008, the Company issued 66,667 Series C common stock purchase warrants and 33,333 Series D warrants in connection with the private placement described above.

6. Subsequent events

Subsequent to quarter end, two $10,000 loans from Wayne Cockburn, the $10,000 loan from Gregory Harrison, the $25,000 loan from George Angelidis and the $100,000 loan from Frans Berndsen were extended to October 31, 2008; the CD$145,000 loan from Cavandale Corporation was extended to October 1, 2008. These loans are reflected in the caption “loans from related parties” and “other loan payable” in the accompanying June 30, 2008 balance sheet. In exchange for extending the due date, Mr. Cockburn was granted 20,000 Series B warrants, Mr. Harrison was granted 10,000 Series B warrants, Mr. Angelidis was granted 25,000 Series B warrants, Mr. Berndsen was granted 100,000 Series B warrants and Cavandale Corporation was granted 145,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense.

On July 9, 2008 the Company sold 333,334 units of its private placement for gross proceeds of $250,000 less issuance costs of $25,000. As a result, the Company issued 333,334 shares of common stock, 333,334 Series C common stock purchase warrants and 166,667 Series D common stock purchase warrants.

In July 2008, the Company negotiated a settlement with one of its creditors. The creditor has agreed to take $75,000 cash and 100,000 of the Company’s common shares to settle a $117,400 account payable, resulting in a $27,600 loss on settlement of debt.

On August 1, 2008, the Company entered into a one year consulting contract. Payment for consulting services will be 240,000 shares of the Company’s common stock and 300,000 Series C common stock purchase warrants.

On August 1, 2008, the Company entered into a 12-month lease for three offices in Salt Lake City, Utah. Lease payments are $2,500 per month and the lease is cancellable with six months notice.

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

We were formed on October 20, 1997 to pursue a business combination. We purchased the assets of MPR Health Systems, Inc. on September 9, 2003, including a patent and trademark for the Muscle Pattern Recognition (MPR) System. On December 27, 2006, we entered into a Plan and Agreement of Merger (the “Merger Agreement”) with Freedom 1, Inc. (“Freedom 1”), a “blank check company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since December 2002 and continuing after the merger, we have been involved in the development and pre-market clinical testing of the MPR System.

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

On June 30, 2008, we sold 66,667 Units for gross proceeds of $50,000 to an “accredited investor” (as that term is defined under Regulation D promulgated under the Securities Act. On July 9, 2008, we sold 333,334 Units to another “accredited investor” for gross proceeds of $250,000. Each Unit is comprised of one share of common stock, one Series ‘C’ common share purchase warrant and one half of a Series ‘D’ common share purchase warrant. The Series ‘C’ warrants may be exercised to purchase an equivalent number of common shares at $1.25 per share and expire September 1, 2011, while the Series ‘D’ warrants may be exercised to purchase an equivalent number of common shares at $0.95 per share and expire on September 1, 2009. Holders of the ‘D’ warrants who exercise their right to purchase additional shares of common stock on or before September 1, 2009 will receive an additional ‘C’ warrant for each ‘D’ warrant they exercise. We issued the Units and underlying securities pursuant to the exemptions from registration under the Securities Act under Section 4(2) promulgated thereunder. We intend to use the proceeds of the financing to complete the work listed in the Research and Development and Regulatory sections above

Liquidity and Capital Resources

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Two of our four employees and two of our three independent consultants devote at least a portion of their time to research and development activities.

For the six months ended June 30, 2008 and June 30, 2007, we incurred a net loss of $713,571 and $530,424, respectively. At June 30, 2008, we had $46,924 cash on hand, as compared to $15,144 at December 31, 2007. We are in the development stage and have not earned any revenue since our inception. These factors have caused our auditors to express their doubt in their audit report for the fiscal year ended December 31, 2007 as to our ability to continue as a going concern. Current funds available to us will not be adequate for us to complete our clinical program. Therefore, we will need to raise additional funds in order to fully implement our business plan. We will attempt to raise approximately $3 - $4 million in additional funds over the next several months through private placements. However, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

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

Financing

Since December 31, 2007, we have raised an aggregate amount of $151,500 through a debt offering, four short-term promissory notes and one equity offering. Approximately $70,000 was raised through a convertible note offering to one individual, an accredited investor under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The investor received an unsecured convertible promissory note bearing interest at a rate of 12% per year and matured on April 30, 2008. The promissory note is convertible at any time, at the option of the holder thereof, on or prior to the maturity date into one share of common stock of the Company. At any time during which the promissory notes are outstanding, if the Company consummates a private equity or equity-linked financing, the holders of such outstanding promissory notes may exchange their notes at their stated value for the securities in the new financing. In connection with this offering, the investor also received one Series B common stock purchase warrant for each two dollars of debt for a total of 35,000 warrants. Each Series B common stock purchase warrant provides the holder the right to purchase one share of common stock for $1.00 at any time prior to December 31, 2009. On April 30, 2008, the due date for the convertible note was extended to October 31, 2008 in exchange for additional Series B common stock purchase warrants. The note holder was granted one Series B common stock purchase warrant for every $4.00 loaned for a total of 17,500 warrants. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

The balance of the debt financing completed by the Company were four short-term promissory notes totaling $31,500 - $21,500 issued to Wayne Cockburn, its CEO, and $10,000 to Gregory Harrison, an accredited investor. The notes to Mr. Cockburn were issued as follows: $10,000 on April 1, 2008; $10,000 on June 2, 2008, and; $1,500 on June 17, 2008. The April 1, 2008 loan matures on July 1, 2008; the June 2, 2008 loan matures on September 2, 2008, and; the June 17, 2008 loan matures on September 17, 2008. All loans bear interest at 10% per annum. Mr. Cockburn was also granted a total of 21,500 Series B common stock purchase warrants to purchase 21,500 shares of common stock at $1.00 per share until December 31, 2009.

The $10,000 note to Mr. Harrison was issued on April 22, 2008, bears interest at a rate of 10% per annum and is due on July 22, 2008. In connection with the note, Mr. Harrison also received 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009.

On June 30, 2008, the Company completed a 66,667 Unit offering with an accredited investor for gross proceeds of $50,000. Each Unit is comprised of one share of common stock, one Series ‘C’ common share purchase warrant and one half of a Series ‘D’ common share purchase warrant. The Series ‘C’ warrants may be exercised to purchase 66,667 common shares at $1.25 per share and expire September 1, 2011, while the Series ‘D’ warrants may be exercised to purchase 33,334 common shares at $0.95 per share and expire on September 1, 2009. If the investor exercises their rights under the ‘D’ warrants to purchase additional shares of common stock on or before September 1, 2009, they will receive an additional ‘C’ warrant for each ‘D’ warrant they exercise.

The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

Please refer to Item 5 of Part II, “Other Information”, for a description of financing and other events that took place subsequent to the quarter ended June 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to or the subject of any pending legal proceeding or any contemplated proceeding of a governmental authority.

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Since December 31, 2007, we have raised an aggregate amount of $151,500 through a debt offering, four short-term promissory notes and one equity offering. Approximately $70,000 was raised through a convertible note offering to one individual, an accredited investor under Regulation D of the Securities Act. The investor received an unsecured convertible promissory note bearing interest at a rate of 12% per year and matured on April 30, 2008. The promissory note is convertible at any time, at the option of the holder thereof, on or prior to the maturity date into one share of common stock of the Company. At any time during which the promissory notes are outstanding, if the Company consummates a private equity or equity-linked financing, the holders of such outstanding promissory notes may exchange their notes at their stated value for the securities in the new financing. In connection with this offering, the investor also received one Series B common stock purchase warrant for each two dollars of debt for a total of 35,000 warrants. Each Series B common stock purchase warrant provides the holder the right to purchase one share of common stock for $1.00 at any time prior to December 31, 2009. On April 30, 2008, the due date for the convertible note was extended to October 31, 2008 in exchange for additional Series B common stock purchase warrants. The note holder was granted one Series B common stock purchase warrant for every $4.00 loaned for a total of 17,500 warrants. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

The balance of the debt financing completed by the Company were four short-term promissory notes totaling $31,500 - $21,500 issued to Wayne Cockburn, its CEO, and $10,000 to Gregory Harrison, an accredited investor. The notes to Mr. Cockburn were issued as follows: $10,000 on April 1, 2008; $10,000 on June 2, 2008, and; $1,500 on June 17, 2008. The April 1, 2008 loan matures on July 1, 2008; the June 2, 2008 loan matures on September 2, 2008, and; the June 17, 2008 loan matures on September 17, 2008. All loans bear interest at 10% per annum. Mr. Cockburn was also granted a total of 21,500 Series B common stock purchase warrants to purchase 21,500 shares of common stock at $1.00 per share until December 31, 2009.

The $10,000 note to Mr. Harrison was issued on April 22, 2008, bears interest at a rate of 10% per annum and is due on July 22, 2008. In connection with the note, Mr. Harrison also received 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009.

On June 30, 2008, the Company completed a 66,667 Unit offering with an “accredited investor” (as that term is defined in Regulation D promulgated under Securities Act) and shareholder for gross proceeds of $50,000. Each Unit is comprised of one share of common stock, one Series ‘C’ common share purchase warrant and one half of a Series ‘D’ common share purchase warrant. The Series ‘C’ warrants may be exercised to purchase an aggregate amount of 66,667 common shares at $1.25 per share and expire September 1, 2011, while the Series ‘D’ warrants may be exercised to purchase an aggregate amount 33,334 common shares at $0.95 per share and expire on September 1, 2009. If the investor exercises his rights under the ‘D’ warrants to purchase additional shares of common stock on or before September 1, 2009, he will receive an additional ‘C’ warrant for each ‘D’ warrant exercised. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

On July 9, 2008, the Company completed a 333,334 Unit offering with an “accredited investor” for gross proceeds of $250,000. Each Unit is comprised of one share of common stock, one Series ‘C’ common share purchase warrant and one half of a Series ‘D’ common share purchase warrant. The Series ‘C’ warrants may be exercised to purchase 333,334 common shares at $1.25 per share and expire September 1, 2011, while the Series ‘D’ warrants may be exercised to purchase 166,667 common shares at $0.95 per share and expire on September 1, 2009. If the investor exercises their rights under the ‘D’ warrants to purchase additional shares of common stock on or before September 1, 2009, they will receive an additional ‘C’ warrant for each ‘D’ warrant they exercise.

We issued those above-referenced Units and underlying securities pursuant to the exemptions from registration under the Securities Act under Section 4(2) promulgated thereunder.

Please refer to Item 5 of Part II, “Other Information,” for a description of financing and other events that took place subsequent to the quarter ended June 30, 2008.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Form 8-K Information

On June 30, 2008, the Company completed a 66,667 Unit offering with an “accredited investor” (as that term is defined in Regulation D promulgated under Securities Act) for gross proceeds of $50,000. Each Unit is comprised of one share of common stock, one Series ‘C’ common share purchase warrant and one half of a Series ‘D’ common share purchase warrant. The Series ‘C’ warrants may be exercised to purchase an aggregate amount of 66,667 common shares at $1.25 per share and expire September 1, 2011, while the Series ‘D’ warrants may be exercised to purchase an aggregate amount 33,334 common shares at $0.95 per share and expire on September 1, 2009. If the investor exercises his rights under the ‘D’ warrants to purchase additional shares of common stock on or before September 1, 2009, he will receive an additional ‘C’ warrant for each ‘D’ warrant exercised. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

On July 9, 2008, the Company completed a 333,334 Unit offering with an accredited investor for gross proceeds of $250,000. Each Unit is comprised of one share of common stock, one Series ‘C’ common share purchase warrant and one half of a Series ‘D’ common share purchase warrant. The Series ‘C’ warrants may be exercised to purchase 333,334 common shares at $1.25 per share and expire September 1, 2011, while the Series ‘D’ warrants may be exercised to purchase 166,667 common shares at $0.95 per share and expire on September 1, 2009. If the investor exercises their rights under the ‘D’ warrants to purchase additional shares of common stock on or before September 1, 2009, they will receive an additional ‘C’ warrant for each ‘D’ warrant they exercise. We issued the Units and underlying securities pursuant to the exemptions from registration under the Securities Act under Section 4(2) promulgated thereunder due to the fact that it did not involve a public offering of securities of the Company.

Subsequent Events

Subsequent to quarter end, two $10,000 loans from Wayne Cockburn, the $10,000 loan from Gregory Harrison, the $25,000 loan from George Angelidis and the $100,000 loan from Frans Berndsen were extended to October 31, 2008, the CD$145,000 loan from Cavandale Corporation was extended to October 1, 2008. These loans are reflected in the caption “loans from related parties” and “other loan payable” in the accompanying June 30, 2008 balance sheet. In exchange for extending the due date, Mr. Cockburn was granted 20,000 Series B warrants, Mr. Harrison was granted 10,000 Series B warrants, Mr. Angelidis was granted 25,000 Series B warrants, Mr. Berndsen was granted 100,000 Series B warrants and Cavendale Corporation was granted 145,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense.

On July 9, 2008 the Company sold 333,334 units of its private placement for gross proceeds of $250,000 less issuance costs of $25,000. As a result, the Company issued 333,334 shares of common stock, 333,334 Series C common stock purchase warrants and 166,667 Series D common stock purchase warrants.

In July 2008, the Company negotiated a settlement with one of its creditors. The creditor has agreed to take $75,000 cash and 100,000 of the Company’s common shares to settle a $117,400 account payable, resulting in a $27,600 loss on settlement of debt.

On August 1, 2008, the Company entered into a one year consulting contract. Payment for consulting services will be 240,000 shares of the Company’s common stock and 300,000 Series C common stock purchase warrants. We issued these securities pursuant to the exemptions from registration under the Securities Act under Section 4(2) promulgated thereunder due to the fact that it did not involve a public offering of securities of the Company.

On August 1, 2008, the Company entered into a 12-month lease for three offices in Salt Lake City, Utah. Lease payments are $2,500 per month and the lease is cancellable with six months notice.

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description
31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2008.

32.2	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2008	IMPACT MEDICAL SOLUTIONS, INC.

	By:	/S/ WAYNE COCKBURN
Wayne Cockburn
President, Chief Executive Officer,
Secretary, Treasurer and Interim Chief
Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial/Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2008.

32.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002