Form 10KSB/A
period 2007-12-31
Impact Medical Solutions, Inc.
filed 2008-09-03
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (check one):    ☐  Yes    ☒  No

EXPLANATORY NOTE

          This Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the year ended December 31, 2007 of the Registrant which was filed with the Securities Exchange Commission on March 31, 2008 (the “Original Filing”) is being filed to amend or include certain disclosure contained in Item 8A. Controls and Procedures.

          As a result of this Amendment No.2, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment No. 2 on Form 10-KSB/A.

          Except for the amended disclosure contained herein, this Form 10-KSB/A does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

PART III

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

The Company’s Management evaluated, with the participation of our principal executive and principal financial officers, or persons performing similar functions, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of fiscal year ended December 31, 2007. Management has concluded that the Company’s disclosure controls and procedures are not effective. Their conclusion is due, in part, to the fact that we have a limited number of employees and are not able to have proper segregation of duties based on the cost/benefit of hiring additional employees solely to address the segregation of duties issue. We have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

Changes in Disclosure Controls and Procedures

There have been no changes in our disclosure controls and procedures during the fourth quarter of the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our principal executive officers and principal financial officers, or persons performing similar functions, and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in connection with generally accepted accounting principles, including those policies and procedures that:

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

In connection with the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, Management evaluated the Company’s internal control over financial reporting using the framework set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on March 31, 2008, the Company had stated that such evaluation was not done. Such statement was based on Management’s misunderstanding that the Company was required to retain independent consultants to perform such evaluation. Management did, however, conduct such evaluation utilizing the above-referenced framework in connection with the Company’s 10-KSB and concluded that the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

Date: September 3, 2008	IMPACT MEDICAL SOLUTIONS, INC.

	By:	/s/ Wayne Cockburn
Wayne Cockburn
President, Chief Executive Officer, Secretary, Treasurer and Interim Chief Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne D. Cockburn	President, Chief Executive Officer,	September 3, 2008
Wayne D. Cockburn	Secretary, Treasurer and Interim Chief Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Donald Paterson	Chairman of the Board of Directors	September 3, 2008
Donald Paterson

/s/ George Angelidis	Director	September 3, 2008
George Angelidis

/s/ Craig Lunsman	Director	September 3, 2008
Craig Lunsman

/s/ Stephen Schectman	Director	September 3, 2008
Stephen Schectman