Form 10-Q
period 2008-09-30
Impact Medical Solutions, Inc.
filed 2008-11-19
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2008
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number:	000-52117
IMPACT MEDICAL SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)
	Delaware	20-5153331
	(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
	17011 Beach Blvd., Suite 900, Huntington Beach, CA	92647
	(Address of Principal Executive Offices)	(Zip Code)
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
☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 19, 2008, there were 16,978,466 shares of the registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):   ☐ Yes ☒ No

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Balance Sheet
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and equivalents	$54,649	$15,144
Prepaid expenses	29,218	26,686

Total current assets	83,867	41,830

Furniture and equipment, net of accumulated depreciation	20,689	27,171

Patent, net of accumulated amortization	350,489	372,548
	$455,045	$441,549

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loans from related parties, net of unamortized discount	$324,330	$257,366
Convertible notes, net of unamortized discount	401,010	316,081
Other loan payable, net of unamortized discount	9,232	-
Note payable	34,613	34,613
Accounts payable	278,381	269,875
Accrued interest	141,235	83,391
Accrued salaries, vacation and other payroll items	504,983	394,483
Total current liabilities	1,693,784	1,355,809

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.0001 par value,
no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value,
16,978,466 and 16,478,465 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	1,698	1,648
Additional paid-in capital	5,903,782	5,226,178
Deferred share, option and warrant costs	(315,911)	(387,437)
Deficit accumulated during the development stage	(6,828,308)	(5,754,649)
Total shareholders' deficit	(1,238,739)	(914,260)
	$455,045	$441,549

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three months		Nine months		(October 20, 1997)
	ended September 30,		ended September 30,		to September 30,
	2008	2007	2008	2007	2008

Costs and expenses:

Research and development	$33,545	$30,303	$101,210	$117,636	$838,935
Medical and clinical	38,178	26,463	88,739	79,210	1,194,452
General and administrative	197,782	130,961	569,615	463,009	3,840,919

Operating loss	(269,505)	(187,727)	(759,564)	(659,855)	(5,874,306)

Other income (expense):

Interest expense	(90,520)	(114,684)	(313,232)	(172,195)	(948,058)

Interest income	-	-	-	15	290

	(90,520)	(114,684)	(313,232)	(172,180)	(947,768)

Loss before provision for taxes	(360,025)	(302,411)	(1,072,796)	(832,035)	(6,822,074)

Provision for taxes	(63)	-	(863)	(800)	(6,234)

Net loss	$(360,088)	$(302,411)	$(1,073,659)	$(832,835)	$(6,828,308)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.06)	$(0.05)

Basic and diluted weighted average
number of common shares
outstanding	16,933,176	15,881,726	16,631,385	15,862,989

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
			(October 20, 1997)
	Nine months ended Sept. 30,		to September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(1,073,659)	$(832,835)	$(6,828,308)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	33,055	32,974	204,507
Amortization of loan discount	251,205	144,583	786,842
Issuance of common stock for services	70,000	-	261,624
Issuance of stock options and warrants for services	225,690	72,072	1,346,294
Decrease (increase) in prepaid expenses	(2,532)	3,143	(29,218)
Increase (decrease) in accounts payable	8,506	59,889	278,381
Increase (decrease) in accrued expenses	168,344	104,342	646,218
Net cash used by operating activities	(319,391)	(415,832)	(3,333,660)

Cash flows from investing activities:
Capital expenditures	(4,514)	(565)	(75,685)
Net cash used by investing activities	(4,514)	(565)	(75,685)

Cash flows from financing activities:
Proceeds from loans from related parties	13,410	141,403	326,222
Proceeds from loan from unrelated party	10,000	-	10,000
Proceeds from convertible notes	70,000	297,991	402,991
Payments on note payable	-	-	(65,387)
Issuance of common stock, net of costs	270,000	-	2,780,168
Net cash provided by financing activities	363,410	439,394	3,453,994

Net increase (decrease) in cash	39,505	22,997	44,649
Cash, beginning of period	15,144	10,907	-
Cash, end of period	$54,649	$33,904	$44,649

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with note payable	$183,490	$255,073	$801,483

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to September 30, 2008 (Unaudited)

	Common Stock			Deferred	Accumulated
			Additional	Share,	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity (Deficit)
Initial capitalization	3,000,000	$1,500	$1,250	$-	$-	$2,750
Net loss for 1997	-	-	-	-	(2,750)	(2,750)
Balance, December 31, 1997	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1998	-	-	-	-	-	-
Balance, December 31, 1998	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1999	-	-	-	-	-	-
Balance, December 31, 1999	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2000	-	-	-	-	-	-
Balance, December 31, 2000	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2001	-	-	-	-	-	-
Balance, December 31, 2001	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2002	-	-	-	-	-	-
Balance, December 31, 2002	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2003	-	-	-	-	(181,023)	(181,023)
Shares issued for patent	8,000,000	4,000	396,000	-	-	400,000
Shares issued for cash
net of share issue costs of $86,096	2,086,000	1,043	434,361	-	-	435,404
Balance, December 31, 2003	13,086,000	6,543	831,611	-	(183,773)	654,381
Net loss for 2004	-	-	-	-	(733,248)	(733,248)
Stock option costs	-	-	5,009	-	-	5,009
Warrants issued with loans payable	-	-	4,225	-	-	4,225
Shares issued for cash
net of share issue costs of $17,602	895,000	448	561,950	-	-	562,398
Balance, December 31, 2004	13,981,000	6,991	1,402,795	-	(917,021)	492,765
Net loss for 2005	-	-	-	-	(1,496,992)	(1,496,992)
Stock warrant costs	-	-	238,892	(199,946)	-	38,946
Amortization of stock warrant costs	-	-	-	85,273	-	85,273
Warrants issued with loans payable	-	-	16,450	-	-	16,450
Shares issued for services	60,160	30	60,130	-	-	60,160
Shares issued for cash
net of share issue costs of $52,689	1,045,000	522	991,789	-	-	992,311
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to September 30, 2008 (Unaudited) (continued)

	Common Stock			Deferred	Accumulated
			Additional	Share,	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity (Deficit)
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	517,305
Shares issed for services	50,000	25	49,975	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-
Value of warrants issued	-	-	1,101,523	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	500,062	-	500,062
Net loss for 2006	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	1,585	4,384,842	(44,657)	(4,491,160)	(149,390)

Shares issued for services	625,000	63	454,937	(455,000)	-	-
Value of warrants issued			386,399	(33,363)	-	353,036
Amortization of share, option and warrant costs	-	-	-	145,583	-	145,583
Net loss for 2007	-	-	-	-	(1,263,489)	(1,263,489)
Balance, December 31, 2007	16,478,465	1,648	5,226,178	(387,437)	(5,754,649)	(914,260)
Value of warrants issued	-	-	337,654	(154,164)	-	183,490
Amortization of share, option and warrant costs	-	-	-	225,690	-	225,690
Shares issued for services	100,000	10	69,990	-	-	70,000
Shares & warrants issued for cash,
net of share issues costs of $30,000	400,001	40	269,960	-	-	270,000
Net loss for nine months ended Sept. 30, 2008	-	-	-	-	(1,073,659)	(1,073,659)
Balance, September 30, 2008	16,978,466	$1,698	$5,903,782	$(315,911)	$(6,828,308)	$(1,238,739)

The accompanying notes are an integral part of these condensed financial statements.

IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2008

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

Interim periods
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2007.

2.    Loans from related parties

On June 17, 2008, the Company borrowed a total of $1,500 from Wayne Cockburn, its CEO. This loan, evidenced by a short-term promissory note issued on June 17, 2008, bears interest at 10% per annum and matures on September 17, 2008. Mr. Cockburn was also granted 1,500 Series B common stock purchase warrants (“Series B Warrants”) to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $470 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On September 17, 2008, the maturity date of the $1,500 promissory note to Mr. Cockburn was extended to December 17, 2008. Mr. Cockburn was granted an additional 1,500 Series B Warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $144 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.

On June 2, 2008, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO. This loan, evidenced by a short-term promissory note issued on June 2, 2008, bears interest at 10% per annum and matured on September 2, 2008. Mr. Cockburn was also granted 10,000 Series B Warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $3,695 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On September 2, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to December 2, 2008. Mr. Cockburn was granted an additional 10,000 Series B Warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $2,582 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.

2.    Loans from related parties (continued)

On April 1, 2008, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO. This loan, evidenced by a short-term promissory note issued on April 1, 2008, bears interest at 10% per annum and matured on July 1, 2008. Mr. Cockburn was also granted 10,000 Series B Warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $2,879 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On July 1, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to October 31, 2008. Mr. Cockburn was granted an additional 10,000 Series B Warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.

During 2007, the Company borrowed a total of $40,000 from Alan Goldman, one of its officers. This loan, evidenced by a short-term promissory note issued on December 3, 2007, bears interest at 10% per annum and matured on March 3, 2008. Mr. Goldman was also granted 40,000 Series B Warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $14,126 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On March 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to June 3, 2008. Mr. Goldman was granted an additional 40,000 Series B Warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $11,920 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On June 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to October 31, 2008. Mr. Goldman was granted an additional 40,000 Series B Warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $14,780 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.

During 2007, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO. This loan, evidenced by a short-term promissory note issued on October 26, 2007, bears interest at 10% per annum and matured on January 26, 2008. Mr. Cockburn was also granted 10,000 Series B Warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $3,148 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On January 26, 2008 the maturity date of the promissory note was extended to April 30, 2008. Mr. Cockburn was granted an additional 10,000 Series B Warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense. On April 30, 2008 the maturity date of the promissory note was extended to July 1, 2008. Mr. Cockburn was granted an additional 10,000 Series B Warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $1,167 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense. On July 1, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to October 31, 2008. Mr. Cockburn was granted an additional 10,000 Series B Warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.

2.    Loans from related parties (continued)

During 2007, the Company borrowed a total of $100,000 from Frans Berndsen, one of its shareholders. During the second quarter, $65,000 of these loans were issued and treated as 12% convertible notes payable as described in note 5. As such, the shareholder was granted one Series B Warrant for every $2.00 loaned for a total of 32,500 Series B Warrants to purchase 32,500 shares of common stock at $1.00 per share until December 31, 2009, and a total debt discount of $23,599 was recorded to be amortized over the life of the loan. On September 27, 2007 the Company and the lender agreed there had been a misunderstanding and a debt restructuring occurred. The original $65,000 in loans were restructured to modify the original terms, as well as for the remaining $35,000 which was received in the third quarter and for which 17,500 Series B Warrants had been issued. These loans, evidenced by short-term promissory notes issued on May 31, 2007, June 8, 2007 and July 17, 2007, bear interest at 10% per annum and matured on September 27, 2007. The 50,000 Series B Warrants previously issued were cancelled and in connection with the short-term promissory notes, the shareholder was granted 100,000 Series B Warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $44,154 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense. The future cash payments of the new loan exceed the carrying value of the loan as of the restructuring date, so no gain was recorded. On September 27, 2007 the maturity date of the promissory note was extended to December 27, 2007. The shareholder was granted an additional 100,000 Series B Warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $18,023 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On December 27, 2007, the maturity date of the promissory note was extended to March 31, 2008. Mr. Berndsen was granted an additional 100,000 Series B Warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $34,624 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense. On March 31, 2008, the maturity date of the promissory note was extended to July 1, 2008. Mr. Berndsen was granted an additional 100,000 Series B Warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $28,793 at the time of issuance, and was reflected as a discount on the loan was amortized over the extended life of the loan as interest expense. On July 1, 2008, the maturity date of the $100,000 promissory note to Mr. Berndsen was extended to October 31, 2008. Mr. Berndsen was granted an additional 100,000 Series B Warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $19,008 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.

During 2007, the Company borrowed $25,000 from George Angelidis, one of its directors. This loan, evidenced by a short-term promissory note issued on March 21, 2007, bears interest at 10% per annum and matured on June 1, 2007. Mr. Angelidis was also granted 25,000 Series B Warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $11,291 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense. On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007. Mr. Angelidis was granted an additional 25,000 Series B Warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $11,121 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On August 1, 2007 the maturity date of the promissory note was extended to December 31, 2007. Mr. Angelidis was granted an additional 50,000 Series B Warrants to purchase 50,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $22,320 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. Effective January 1, 2008, the maturity date of the promissory note was extended to March 31, 2008. Mr. Angelidis was granted an additional25,000 Series B

2.    Loans from related parties (continued)

Warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $8,656 at the time of issuance, and was reflected as a discount on the loan and amortized over the extended life of the loan as interest expense. On March 31, 2008, the maturity date of the promissory note was extended to July 1, 2008. Mr. Angelidis was granted an additional 25,000 Series B Warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $7,198 at the time of issuance, and was reflected as a discount on the loan and amortized over the extended life of the loan as interest expense. On July 1, 2008, the maturity date of the $25,000 promissory note to Mr. Angelidis was extended to October 31, 2008. Mr. Angelidis was granted an additional 25,000 Series B Warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $4,752 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.

In 2004, the Company borrowed a total of CD$145,000 from Cavandale Corporation, a Company owned by one of the directors. The loans bear interest at 10% and matured November 1, 2004. Cavandale was also granted 211,270 Series A warrants at $.50 per share. The fair value of the warrants using the Black-Scholes valuation method totaled $4,225 at the time of issuance, and was reflected as a discount on the loans, and amortized over the life of the loan as interest expense. In February 2005, the due date of the loans was extended to July 31, 2005 in exchange for 100,000 Series B Warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $19,246 at the time of issuance, and was reflected as a discount on the loans and amortized over the extended life of the loan as interest expense. In August 2005, the due date of the loans was extended to July 1, 2006 in exchange for 100,000 Series B Warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $16,450 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense. In July 2006, the due date of the loans was extended to July 1, 2007 in exchange for 100,000 Series B Warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $39,095 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense. In July 2007, the due date of the loans was extended to July 1, 2008. Cavandale was granted an additional 100,000 Series B Warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $44,484 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On July 1, 2008, the due date of the loans was extended to October 1, 2008. Cavandale was granted an additional 145,000 Series B Warrants to purchase 145,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $27,562 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.

Subsequent to September 30, 2008, two $10,000 loans from Wayne Cockburn, the $25,000 loan from George Angelidis and the $100,000 loan from Frans Berndsen were extended to January 31, 2009, while the CD$145,000 loan from Cavandale Corporation was extended to January 1, 2009. In exchange for extending the due date, Mr. Cockburn was granted 20,000 Series B Warrants, Mr. Angelidis was granted 25,000 Series B Warrants, Mr. Berndsen was granted 100,000 Series B Warrants and Cavandale Corporation was granted 145,000 Series B Warrants. The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loans and will be amortized over the extended life of the loans as interest expense.

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

Subsequent to September 30, 2008, the due date on the convertible notes payable was extended from October 31, 2008 to January 31, 2009 in exchange for 100,748 Series B. Warrants. The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loans and will be amortized over the extended life of the loans as interest expense.

4.    Other loan payable

On April 22, 2008, the Company borrowed a total of $10,000 from Gregory Harrision, an individual who has also loaned the Company $100,000 in the convertible note program. This loan, evidenced by a short-term promissory note issued on April 22, 2008, bears interest at 10% per annum and matures on July 22, 2008. Mr. Harrison was also granted 10,000 Series B Warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $3,346 at the time of issuance, and was reflected as a discount on the loan and was amortized over the life of the loan as interest expense. On July 22, 2008, the maturity date of the $10,000 promissory note to Mr. Harrison was extended to October 31, 2008. Mr. Harrison was granted an additional 10,000 Series B Warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $2,503 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.

Subsequent to September 30, 2008, the due date on this note payable was extended to January 31, 2009 in exchange for 10,000 Series B. Warrants. The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loans and will be amortized over the extended life of the loans as interest expense.

5.    Note payable

In 2003, the Company purchased a patent from MPR Health Systems, Inc. for 8,000,000 shares of the Company’s common stock and a 5-year $100,000 Demand Promissory Note (the “Note”). The Note bears interest at 2% and was due and payable on August 23, 2008. On August 23, 2008, the due date of the note was extended to January 31, 2009 with the same terms.

6.    Shareholders’ equity

Common stock
In August 2008, the Company entered into a consulting contract for the period August 2, 2008 to December 31, 2008. Payment for the consulting services will be 30,000 shares of the Company’s common stock. At September 30, 2008, the consultant had not begun work, so the commencement of the contract was re-negotiated from August 5, 2008 to December 1, 2008.

On August 1, 2008, the Company entered into a one year consulting contract. Payment for consulting services will be 240,000 shares of the Company’s common stock and 300,000 Series C stock purchase warrant (“Series C Warrants”) to purchase one share of common stock at a purchase price of $1.25 per share until September 1, 2011. At September 30, 2008, the consultant had not begun work, so the commencement of the contract was re-negotiated from August 1, 2008 to December 1, 2008.

In July 2008, the Company negotiated a settlement with one of its creditors. The creditor agreed to take $75,000 cash and 100,000 of the Company’s common shares valued at $70,000 (the trading price on the date of settlement was $.70) to settle a $117,400 account payable, resulting in a $27,600 loss on settlement of debt. The loss on settlement of debt is included in general and administrative expenses in the accompanying statement of operations.

On June 12, 2008 the Board authorized a private placement of 1,000,000 units of common stock and Series C Warrants and Series D common stock purchase warrants (“Series D Warrants”). The unit price is $0.75 and each unit is comprised of one share of common stock, one Series C Warrant and one Series D Warrant to purchase one share of common stock at a purchase price of $0.95 per share. In addition, for each Series D Warrant exercised, the holder will receive an additional Series C Warrant. In June and July 2008, the Company sold 400,001 units of its private placement for gross proceeds of $300,000 less issuance costs of $30,000.

Warrants

During the nine months ended September 30, 2008, the Company issued 561,500 Series B Warrants to extend various loans from a related party and other loan payable. In addition 31,500 Series B Warrants were issued in connection with new loans from a related party and other loan payable. All of these transactions are described in note 2 and note 4. The following weighted average assumptions were used to calculate the warrants issued in exchange for these loan extensions: term of 1.29 to 2 years, risk-free interest rate of 1.75% to 3.25%; volatility of 70% to 93% and a weighted fair value of $.0961 to $.3695.

During the nine months ended September 30, 2008, the Company issued 35,000 Series B Warrants along with a convertible promissory note. In addition, the due date for all the convertible notes were extended to April 30, 2008 in exchange for 100,748 Series B Warrants and extended again to October 31, 2008 in exchange for 100,748 Series B Warrants. See note 3.

During the nine months ended September 30, 2008, the Board passed resolutions to authorize 1,500,000 Series C Warrants and 500,000 Series D Warrants. The Series C Warrants may be used to purchase an equivalent number of common shares at $1.25 per share and expire September 1, 2011, while the Series D Warrants may be used to purchase an equivalent number of common shares at $0.95 per share and expire on September 1, 2009.

On June 13, 2008, the Company issued 700,000 Series C Warrants for two consulting contracts to be provided over the next two years. These warrants were valued at a total of $154,164 and were classified as deferred warrants on the accompanying balance sheet and are being amortized to general and administrative expenses over the lives of the contracts. The following weighted average assumptions were used to calculate the Series C Warrants issued: term of 3.25 years, risk-free interest rate of 2.625%; volatility of 72% and a weighted fair value of $.2202.

For the nine months ended September 30, 2008, the Company issued 400,001 Series C Warrants and 200,001 Series D Warrants in connection with the private placement described above.

7.    Commitments and contingencies

On August 1, 2008, the Company entered into a month to month lease for three offices in Salt Lake City, Utah. Lease payments are $2,500 per month. This lease was previously reported in the financial statements for the quarter ended June 30, 2008 as a twelve month lease requiring a six months cancellation notice, but both parties realized this was in error, and the terms were amended.

Transfer agent documents indicate that a vendor was issued 200,000 additional shares of the Company’s common stock in error during 2007. The Company is working with the vendor and the transfer agent to cancel the original share certificate. Had these additional shares been included in the weighted average calculation, they would have no effect on loss per share for the three months or nine months ended September 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were formed on October 20, 1997 to pursue a business combination. We purchased the assets of MPR Health Systems, Inc. on September 9, 2003, including a patent and trademark for the Muscle Pattern Recognition (MPR) System. On December 27, 2006, we entered into a Plan and Agreement of Merger (the “Reverse Merger Agreement”) with Freedom 1, Inc. (“Freedom 1”), a “blank check company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Since December 2002 and continuing after the reverse merger, we have been involved in the development and pre-market clinical testing of the MPR System.

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

Liquidity and Capital Resources; Going Concern

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Two of our four employees and two of our three independent consultants devote at least a portion of their time to research and development activities.

At September 30, 2008, we had $54,649 cash on hand, compared to $15,144 at December 31, 2007. For the three months ended September 30, 2008, we had a net loss of $360,088, compared to $302,411 for the three months ended September 30, 2007. For the nine months ended September 30, 2008 and September 30, 2007, we incurred a net loss of $1,073,659 and $832,835, respectively. Since our inception on October 20, 1997 to September 30, 2008, we have incurred a net loss of $6,828,308. At September 30, 2008, our stockholders’ deficit was $1,238,739, compared to $914,260 at December 31, 2007.We are in the development stage and have not earned any revenue since our inception. These factors have caused our auditors to express their doubt in their audit report for the fiscal year ended December 31, 2007 as to our ability to continue as a going concern. Current funds available to us will not be adequate for us to complete our clinical program. Therefore, we will need to raise additional funds in order to fully implement our business plan. However, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

In July 2008, we negotiated a settlement with one of our creditors. The creditor agreed to take $75,000 cash and 100,000 of the Company’s common shares valued at $70,000 (the trading price on the date of settlement was $0.70) to settle a $117,400 account payable, resulting in a $27,600 loss on settlement of debt.

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

On August 1, 2008, we entered into a month to month lease for three offices in Salt Lake City, Utah. Lease payments are $2,500 per month. As our business grows, we anticipate hiring additional employees and retaining additional consultants.

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

Financings

Since December 31, 2007, we have raised an aggregate amount of $401,500 through a debt offering, four short-term promissory notes and an equity offering. Approximately $70,000 was raised through a convertible note offering to one individual, an accredited investor under Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The investor received an unsecured convertible promissory note bearing interest at a rate of 12% per year and was to mature on January 25, 2008. The promissory note is convertible at any time, at the option of the holder thereof, on or prior to the maturity date into one share of common stock of the Company. At any time during which the promissory notes are outstanding, if the Company consummates a private equity or equity-linked financing, the holders of such outstanding promissory notes may exchange their notes at their stated value for the securities in the new financing. In connection with this offering, the investor also received one Series B common stock purchase warrant (“Series B Warrant”) for each two dollars of debt for a total of 35,000 warrants. Each Series B Warrant provides the holder the right to purchase one share of common stock for $1.00 at any time prior to December 31, 2009. On January 25, 2008, the due date for the convertible note was extended to April 30, 2008 in exchange for an additional 17,500 Series B Warrants for this investor and an additional 83,248 Series B Warrants for the other convertible debt holders based on one Series B Warrant for every $4.00 loaned. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company. On April 30, 2008, the due date for the convertible note was extended to October 31, 2008 in exchange for an additional 100,748 Series B Warrants for all convertible debt holders based on one Series B Warrant for every $4.00 loaned. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

In 2004, the Company issued promissory notes for the principal amount of CD$145,000 to Cavandale Corporation, a company controlled by one of its directors. The notes bear interest at a rate of 10% per year and were originally scheduled to mature on November 1, 2004. The maturity date of the promissory notes has been extended from time to time. On July 1, 2008, the maturity date of the promissory notes was extended to October 1, 2008. The accrued interest payable on the note through September 30, 2008 is $58,919. To date, no principal or interest has been paid on this note. In connection with the note and the extensions thereof, the Company has issued Cavandale Corporation an aggregate of 211,270 Series A Warrants and 545,000 Series B Warrants.

On March 21, 2007, the Company issued a promissory note for the principal amount of $25,000 to George Angelidis, one of its directors. The note bears interest at a rate of 10% per year and was originally scheduled to mature on June 1, 2007. The maturity date of the promissory note has been extended from time to time. On July 1, 2008, the maturity date of the promissory note was extended to October 31, 2008. The accrued interest payable on the note through September 30, 2008 is $3,830. To date, no principal or interest has been paid on this note. In connection with the note and the extensions thereof, the Company has issued Mr. Angelidis an aggregate of 175,000 Series B Warrants.

The Company issued three promissory notes totaling $100,000 to Frans Berndsen in 2007. On May 31, 2007, the Company issued a promissory note for the principal amount of $13,815; on June 8, 2007, the Company issued a promissory note for the principal amount of $51,185; and on July 17, 2007, the Company issued a promissory note for the principal amount of $35,000. The notes bear interest at a rate of 10% per year and were originally scheduled to mature on September 27, 2007. The maturity date of the promissory notes has been extended from time to time. On July 1, 2008, the maturity date of the promissory notes was extended to October 31, 2008. The accrued interest payable on the notes through September 30, 2008 is $12,914. To date, no principal or interest has been paid on these notes. In connection with the notes and the extensions thereof, the Company has issued Mr. Berndsen an aggregate of 500,000 Series B Warrants.

On October 26, 2007, the Company issued a promissory note for the principal amount of $10,000 to Wayne Cockburn, its CEO. The note bears interest at a rate of 10% per year and was originally scheduled to mature on January 26, 2008. The maturity date of the promissory note has been extended from time to time. On July 1, 2008, the maturity date of the promissory note was extended to October 31, 2008. The accrued interest payable on the note through September 30, 2008 is $932. To date, no principal or interest has been paid on this note. In connection with the note and the extensions thereof, the Company has issued Mr. Cockburn an aggregate of 40,000 Series B Warrants.

On December 3, 2007, the Company issued a promissory note for the principal amount of $40,000 to Alan Goldman, one of its officers. The note bears interest at a rate of 10% per year and was originally scheduled to mature on March 3, 2008. The maturity date of the promissory note has been extended from time to time. On June 3, 2008, the maturity date of the promissory note was extended to October 31, 2008. The accrued interest payable on the note through September 30, 2008 is $3,312. To date, no principal or interest has been paid on this note. In connection with the note and the extensions thereof, the Company has issued Mr. Goldman an aggregate of 120,000 Series B Warrants.

On April 1, 2008, the Company issued a promissory note for the principal amount of $10,000 to Wayne Cockburn, its CEO. The note bears interest at a rate of 10% per year and was originally scheduled to mature on July 1, 2008. The maturity date of the promissory note has been extended from time to time. On July 1, 2008, the maturity date of the promissory note was extended to October 31, 2008. The accrued interest payable on the note through September 30, 2008 is $500. To date, no principal or interest has been paid on this note. In connection with the note and the extensions thereof, the Company has issued Mr. Cockburn an aggregate of 20,000 Series B Warrants.

On April 22, 2008, the Company issued a promissory note for the principal amount of $10,000 to Greg Harrison, an “accredited investor” and stockholder of the Company. The note bears interest at a rate of 10% per year and was originally scheduled to mature on July 22, 2008. The maturity date of the promissory note has been extended from time to time. On July 22, 2008, the maturity date of the promissory note was extended to October 31, 2008. The accrued interest payable on the note through September 30, 2008 is $443. To date, no principal or interest has been paid on this note. In connection with the note and the extensions thereof, the Company has issued Mr. Harrison an aggregate of 20,000 Series B Warrants.

On June 2, 2008, the Company issued a promissory note for the principal amount of $10,000 to Wayne Cockburn, its CEO. The note bears interest at a rate of 10% per year and was originally scheduled to mature on September 2, 2008. The maturity date of the promissory note has been extended from time to time. On September 2, 2008, the maturity date of the promissory note was extended to December 2, 2008. The accrued interest payable on the note through September 30, 2008 is $331. To date, no principal or interest has been paid on this note. In connection with the note and the extensions thereof, the Company has issued Mr. Cockburn an aggregate of 20,000 Series B Warrants.

On June 17, 2008, the Company issued a promissory note for the principal amount of $1,500 to Wayne Cockburn, its CEO. The note bears interest at a rate of 10% per year and was originally scheduled to mature on September 17, 2008. The maturity date of the promissory note has been extended from time to time. On September 17, 2008, the maturity date of the promissory notes was extended to December 17, 2008. The accrued interest payable on the note through September 30, 2008 is $43. To date, no principal or interest has been paid on this note. In connection with the note and the extensions thereof, the Company has issued Mr. Cockburn an aggregate of 3,000 Series B Warrants.

All of these loans are reflected in the caption “loans from related parties” and “other loan payable” in the accompanying September 30, 2008 balance sheet. Subsequent to quarter ended September 30, 2008, a total of 340,000 Series B Warrants were issued for loan extensions to Cavandale Corporation (145,000), George Angelidis (25,000), Frans Berndsen (100,000), Wayne Cockburn (20,000), Alan Goldman (40,000) and Greg Harrison (10,000). The issuance of these securities was made upon reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

In 2003, the Company purchased a patent from MPR Health Systems, Inc. for 8,000,000 shares of the Company’s common stock and a 5-year $100,000 Demand Promissory Note (the “Note”). The Note bears interest at 2% and was due and payable on August 23, 2008. On August 23, 2008, the due date of the note was extended to January 31, 2009 with the same terms.

Private Placement

On June 12, 2008 the Board authorized a private placement of 1,000,000 units of common stock and Series C and D purchase warrants. The unit price is $0.75 and each unit is comprised of one share of common stock, one Series C Warrant and one-half Series D Warrant . In addition, for each Series D Warrant exercised, the holder will receive an additional Series C Warrant. In June and July 2008, the Company sold an aggregate of 400,001 units (consisting of 400,001 shares of Common Stock, 400,001 Series C Warrants and 200,001 Series D Warrants) for gross proceeds of $300,000 less expenses of $30,000. Each Series C Warrant entitles the holder thereof the right to purchase one share of common stock at a purchase price of $1.25 until September 1, 2011. Each Series D Warrant entitles the holder thereof to purchase one share of common stock for a purchase price of $0.95 per half share until September 1, 2009. In the event any of the Series C Warrants and Series D Warrants are exercised, we will receive the proceeds of such exercises.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to or the subject of any pending legal proceeding or any contemplated proceeding of a governmental authority nor does the Company have any knowledge of such.

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On April 1, 2008, the Company issued a promissory note for the principal amount of $10,000 to Wayne Cockburn, its CEO. The note bears interest at a rate of 10% per year and was originally scheduled to mature on July 1, 2008. The maturity date of the promissory note has been extended from time to time. On July 1, 2008, the maturity date of the promissory note was extended to October 31, 2008. To date, no principal or interest has been paid on this note. In connection with the note and the extensions thereof, the Company has issued Mr. Cockburn an aggregate of 20,000 Series B Warrants. The Company issued these securities under the exemptions from the registration requirements of the Securities Act afforded the Company under Section 4(2) of Regulation D promulgated under the Securities Act in light of the fact that it did not involve a public offering.

On June 2, 2008, the Company issued a promissory note for the principal amount of $10,000 to Wayne Cockburn, its CEO. The note bears interest at a rate of 10% per year and was originally scheduled to mature on September 2, 2008. The maturity date of the promissory note has been extended from time to time. On September 2, 2008, the maturity date of the promissory note was extended to December 2, 2008. To date, no principal or interest has been paid on this note. In connection with the note and the extensions thereof, the Company has issued Mr. Cockburn an aggregate of 20,000 Series B Warrants. The Company issued these securities under the exemptions from the registration requirements of the Securities Act afforded the Company under Section 4(2) of Regulation D promulgated under the Securities Act in light of the fact that it did not involve a public offering.

On June 17, 2008, the Company issued a promissory note for the principal amount of $1,500 to Wayne Cockburn, its CEO. The note bears interest at a rate of 10% per year and was originally scheduled to mature on September 17, 2008. The maturity date of the promissory note has been extended from time to time. On September 17, 2008, the maturity date of the promissory notes was extended to December 17, 2008. To date, no principal or interest has been paid on this note. In connection with the note and the extensions thereof, the Company has issued Mr. Cockburn an aggregate of 3,000 Series B Warrants. The Company issued these securities under the exemptions from the registration requirements of the Securities Act afforded the Company under Section 4(2) of Regulation D promulgated under the Securities Act in light of the fact that it did not involve a public offering.

In July 2008, we negotiated a settlement with one of our creditors. The creditor agreed to take $75,000 cash and 100,000 of the Company’s common shares valued at $70,000 (the trading price on the date of settlement was $0.70) to settle a $117,400 account payable, resulting in a $27,600 loss on settlement of debt. The Company issued these securities under the exemptions from the registration requirements of the Securities Act afforded the Company under Section 4(2) of Regulation D promulgated under the Securities Act in light of the fact that it did not involve a public offering.

On June 12, 2008 the Board authorized a private placement of 1,000,000 units of common stock and Series C and D purchase Warrants. The unit price is $0.75 and each unit is comprised of one share of common stock, one Series C Warrant and one-half Series D Warrant. Each Series C Warrant entitles the holder thereof the right to purchase one share of common stock at a purchase price of $1.25 until September 1, 2011. Each Series D Warrant entitles the holder thereof to purchase 1 share of common stock for a purchase price of $0.95 per half share until September 1, 2009. In addition, for each Series D Warrant exercised, the holder will receive an additional Series C Warrant. In June and July 2008, the Company sold 400,001 units (consisting of 400,001 shares of Common Stock, 400,001 Series C Warrants and 200,001 Series D Warrants) of its private placement for gross proceeds of $300,000 less issuance costs of $30,000 to an aggregate of two investors, both of whom were deemed to be “accredited investors” under the Securities Act. The Company issued these shares under the exemptions from the registration requirements of the Securities Act afforded the Company under Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act in light of the fact that it did not involve a public offering. The Company intends to use the proceeds of this offering for clinical testing of its MPR System.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Form 8-K Information

None.

Subsequent Events

Subsequent to quarter end, the two $10,000 loans from Wayne Cockburn, the $10,000 loan from Gregory Harrison, the $25,000 loan from George Angelidis and the $100,000 loan from Frans Berndsen were extended to January 31, 2009, the CD$145,000 loan from Cavandale Corporation was extended to January 1, 2009. These loans are reflected in the caption “loans from related parties” and “other loan payable” in the accompanying September 30, 2008 balance sheet. In exchange for extending the due date, Mr. Cockburn was granted 20,000 Series B Warrants, Mr. Harrison was granted 10,000 Series B Warrants, Mr. Angelidis was granted 25,000 Series B Warrants, Mr. Berndsen was granted 100,000 Series B Warrants and Cavandale Corporation was granted 145,000 Series B Warrants.

In August 2008, the Company entered into a consulting contract for the period August 2, 2008 to December 31, 2008. Payment for the consulting services will be 30,000 share of the Company’s common stock. At September 30, 2008, the consultant had not begun work, so the commencement of the contract was re-negotiated from August 5, 2008 to December 1, 2008.

On August 1, 2008, the Company entered into a one year consulting contract. Payment for consulting services will be 240,000 shares of the Company’s common stock and 300,000 Series C Warrants. At September 30, 2008, the consultant had not begun work, so the commencement of the contract was re-negotiated from August 1, 2008 to December 1, 2008.

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description
31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2008.

32.2	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2008	IMPACT MEDICAL SOLUTIONS, INC.
	By:	/S/ WAYNE COCKBURN
Wayne Cockburn
President, Chief Executive Officer,
Secretary, Treasurer and Interim Chief
Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial/Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2008.

32.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002