Form 10-K
period 2008-12-31
Impact Medical Solutions, Inc.
filed 2009-04-15
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

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

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Securities Registered Pursuant to Section 12(b) of the Act.

Common Stock, par value $0.0001 per share	N/A
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☒

Indicate by check mark if registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had no revenues for the fiscal year ended December 31, 2008.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days:  $12,408,849 based on a sales price of $0.75 per share on June 30, 2008.

As of April 14, 2009 there were 20,718,466 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held on June 12, 2009 are incorporated by reference in Part III of this Report.  Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be part of this Form 10-K.

Transitional Small Business Disclosure Format (check one):    Yes ☐    No ☒

TABLE OF CONTENTS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Impact Medical Solutions, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

During the years ended December 31, 2008 and 2007, we incurred a net loss of $1,589,500 and $1,263,489, respectively, and had $34,015 cash on hand as of December 31, 2008.  We are in the development stage and have not earned any revenue since our inception.  Due to the foregoing facts, our auditors have expressed their doubt as to our ability to continue as a going concern.  Current funds available to us will not be adequate for us to complete our clinical program. Therefore, we will need to raise additional funds in order to fully implement our business plan. However, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

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

Research and Development

We expense our research and developments expenses. Research and development expenses consisted of costs associated with the design, development, testing, and enhancement of the MPR System. The primary costs are salaries, consulting fees and non-recurring software development costs. Research and development expenses decreased to $134,327 in 2008 from $151,217 in 2007 primarily due to less working capital available to pursue our programs. Our pivotal clinical trial was suspended in 2005 due to lack of adequate funding. In February 2009, we initiated a smaller pilot clinical trial which is expected to be completed during the second half of 2009. We are currently working on securing new financing so that we can re-commence the pivotal trial in the second half of 2009 following the completion of the pilot study. Should our funding efforts be unsuccessful, the re-commencement of our pivotal clinical program would remain on hold until such time as appropriate financial resources were available.

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

Key Market Trends

Several trends have expanded the market for better solutions to diagnosing back problems:

•	increased employer and payor aggressiveness in quantifying and seeking ways to reduce the economic toll of back injuries, one of the largest segments of health care costs;
•	growing awareness of the need for objective information in medical-legal injury litigation;
•	need for measuring patient treatment effectiveness and managing patients to successful outcomes;
•	increased health care purchaser and provider attention to injury prevention; and
•	increased patient awareness of treatment alternatives.

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

Thought Technology’s EMG equipment used in the Data Acquisition Device of the MPR System is a Class II device and has been cleared by the FDA under Section 510(k).  The MPR Data Analysis System has not yet been cleared and may be treated as a Class III medical device by FDA.  IMS is working with experienced FDA/regulatory consultants and plans to meet with the FDA in 2009 to determine the classification of the MPR System.  The Company believes the MPR System will be treated as a Class II device and has already identified suitable predicate devices which it believes are substantially equivalent to the MPR System and will support a new 510(k) submission.  There is however no certainty at this time that the FDA supports this belief.

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

Patents and Trademarks

Our technology is protected by the following patent:

Patent	Information	Dates	Status	US Serial	Expiration
Muscle Pattern Recognition	Full application	August, 2001	Approved	6,280,395	January, 2020

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

Research and Development

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Two of our four employees, one of which spends 100% of his time on research and development activities and the other who spends a portion of his time on such activities, and two of our three independent consultants who devote 100% of their time on research and development activities.  We engage consultants on an as needed basis and pay them on an hourly basis.  In 2008, we paid our consultants an aggregate of $9,527, compared to $22,016 in 2007.   We anticipate increasing our research and development activities upon our obtainment of additional funds, of which there can be no assurances.

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

We also engage independent consultants on an “as needed” basis.  In 2008, we paid our consultants an aggregate of $9,527, compared to $22,016 in 2007.

Available Information

Our website is www.impactmedsol.com.  On our website, we make available at no cost our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such material with, or furnish them to, the United States Securities and Exchange Commission (“SEC”). These documents are also publicly available free of charge at the SEC’s website. www.sec.gov.  The information contained on our website is not a part of this annual report on Form 10-K nor is it incorporated herein.

Item 1A. Risk Factors.

You should carefully consider the risks described below before making an investment decision in our securities. These risk factors are effective as of the date of this Form 10-K and shall be deemed to be modified or superseded to the extent that a statement contained in our future filings incorporated herein by reference modifies or replaces such statement. All of these risks may impair our business operations. The forward-looking statements in this Form 10-K and in the documents incorporated herein by reference involve risks and uncertainties and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

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

During the years ended December 31, 2008 and 2007, we incurred a net loss of $1,589,500 and $1,263,489, respectively, and had $34,015 cash on hand as of December 31, 2008. We are in the development stage and have not earned any revenue since our inception. Due to the foregoing facts, our auditors have expressed their doubt as to our ability to continue as a going concern.  Current funds available to us will not be adequate for us to complete our clinical program.  Therefore, we will need to raise additional funds in order to fully implement its business plan. However, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

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

As of the date of December 31, 2008, our directors and executive officers owned or controlled an aggregate of 8,300,000 shares, or approximately 44.22%, of our outstanding common stock. . Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders and resist any takeover bids, thereby precluding our stockholders from receiving a premium bid price on their common stock.

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

To date, there has only been a limited public market for our securities and there can be no assurance that we can attain an active trading market for our securities. Our common stock trades on the OTC Bulletin Board (“OTCBB”) under the ticker symbol, IMSU.OB.  The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than the national securities exchanges.

Quotes for securities quoted on the OTCBB are not listed in the financial sections of newspapers as are those for the national securities exchanges. Moreover, in recent years, the overall market for securities has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our common stock is expected to be subject to significant fluctuations including, but not limited to, the following:

·	Quarterly variations in operating results and achievement of key business metrics;
·	Changes in earnings estimates by securities analysts, if any;
·	Any differences between reported results and securities analysts’ published or unpublished expectations;
·	Announcements of new products by us or our competitors;
·	Market reaction to any acquisitions, joint ventures or strategic investments announced by us or our competitors;
·	Demand for our products;
·	Shares sold pursuant to Rule 144 or upon exercise of warrants and options; and
·	General economic or stock market conditions unrelated to our operating performance.

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

Investors should be aware that the market for penny stocks has suffered in recent years from patterns of fraud and abuse, according to the Commission. Such patterns include:

·	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
·	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
·	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
·	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

·
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

We may experience difficulties in the future in complying with Sarbanes-Oxley Section 404.

In this Annual Report, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act will require that for the year ending December 31, 2009 that our independent registered public accounting firm issue an attestation report on management’s evaluation of our system of internal controls.  The auditor attestation requirement does not apply to the current fiscal year.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

Item 1B.	Unresolved Staff Comments.

None.

Item2.	Properties.

We lease approximately 200 square feet of office space from Premier Business Centers at 17011 Beach Boulevard, Suite 900, Huntington Beach, California, 92647 pursuant to a month-to-month lease.  We paid an aggregate amount of $25,924 under this lease in 2008, which is subject to adjustments every six months. The space can house approximately two employees. We leased approximately 300 square feet of office space at 181 University Avenue, Suite 1812, Toronto, Ontario, M5H 3M7, Canada pursuant to a month-to-month lease.  We paid an aggregate amount of $4,387 under this lease in 2008.  In August 2008, we leased approximately 300 square feet of office and clinical space at 5250 Commerce Drive, Suite 200, Murray, Utah 84107 pursuant to a month-to-month lease.  We paid an aggregate amount of $12,500 under this lease in 2008.  In December 2008, we leased approximately 500 square feet at 2020 University Street, Suite 2000, Montreal, Quebec, H3A 2A5, Canada pursuant to a General Services Agreement with Roy Bonnell & Associates.  Under the terms of the General Services Agreement, the lease payments for 2009 are deemed to be paid in full against a payment of 342,858 shares of common stock to Roy Bonnell & Associates.

Item 3.	Legal Proceedings.

The Company is not a party to any material legal proceedings and to our knowledge, there are no material legal proceedings pending or threatened with respect to our company. The Company is not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us, or has an interest in any proceeding which is adverse to us.

Item 4.	Submission of Matters to a Vote of Security Holders.

None during the fourth quarter of the 2008 fiscal year covered by this report.

Item 4A.	Executive Officers of the Company.

The following table sets forth certain information regarding the executive officers of the Company.

Name	Position	Age at 3/31/2009
Wayne D. Cockburn	President and Chief Executive Officer	52
Alan Goldman, MD	Vice President, Clinical and Medical Affairs	63
Steeve Asselin	Vice President, Research and Development	46

There are no family relationships between any of the executive officers.

Mr. Cockburn was elected President and Chief Executive Officer in September 2003.

Dr. Goldman has served as Vice President, Clinical and Medical Affairs for more than five years.

Mr. Asselin has served as Vice President, Research and Development for more than five years.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

Since September 4, 2007, our common shares have been quoted on the Over-the-Counter Bulletin Board (OTCBB) administered by the Financial Regulatory Authority (FINRA), formerly the NASD, under the symbol IMSU.OB, as well as the Pink Sheets under the symbol IMSU.PK. Stocks traded on the OTCBB and Pink Sheets are usually thinly traded, highly volatile, and not followed by analysts. Investors in our common stock may experience a loss or liquidity problem with their share holdings. The table below gives the range of high low bid information for our common stock in 2008.  The source of the data is Finance 500, Inc. and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2009	High Bid	Low Bid
First Quarter 01-1-09 to 03-31-09	$0.5 1	$0.15

Fiscal Year 2008	High Bid	Low Bid
Fourth Quarter 10-1-08 to 12-31-08	$0.50	$0.20
Third Quarter 7-1-08 to 9-30-08	$0.85	$0.55
Second Quarter 4-1-08 to 6-30-08	$1.01	$0.45
First Quarter 1-1-08 to 3-31-08	$0.95	$0.42

Fiscal Year 2007	High Bid	Low Bid
Fourth Quarter 10-1-07 to 12-31-07	$1.24	$0.60
Third Quarter 9-4-07 to 9-30-07	$0.75	$0.45

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

Issuer Purchases of Equity Securities

The Company has not purchased any equity securities.

Shares Held by Affiliates.

Of the 18,768,466 shares issued and outstanding as of December 31, 2008, 8,300,000 are held by affiliates and are therefore “restricted” and can be sold only in compliance with the resale restrictions of Rule 144 under the Securities Act. This means that there are 10,468,466 shares that are free trading.

Holders

As of the date of this Annual Report, we have 63 holders of record of our Common Stock.

Description of Our Securities

Our authorized capital stock consists of 100,000,000 shares of common capital stock, $0.0001 par value, of which 18,768,466 shares are considered issued and outstanding as of our fiscal year-end, December 31, 2008, and 10,000,000 shares of “blank check” preferred stock, $0.0001 par value, of which none are outstanding. “Blank check” preferred stock may be issued in any one or more series, and any series shall be comprised of such number of shares and may have such voting powers and such designations, preferences and rights as shall be stated and expressed in resolutions of the Board of Directors of the Company, without stockholder approval.  To date, the Board has not designated any series of preferred stock.

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

Securities Issuances/Recent Sales of Unregistered Securities

Since 2003, we have funded the Company through the issuance of various securities including borrowings from certain shareholders and related parties.  All securities have been issued pursuant to exemptions from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded the Company by Section 4(2) promulgated under the Securities Act in light of the fact that the issuances did not involve a public offering of securities of the Company.

The following table sets forth information on loans to the Company, including  the name of the lender, the lender’s affiliation, the aggregate principal amount of the issued loan, the maturity date of the loan, the number and series of warrants granted, and the fair value of the warrants (1).    All loans carry an annualized interest rate of 10.0%.

Name	Affiliation	Loan Amount		Issue or Renewal Date	Maturity Date	Warrant Series (1)	Wts. Granted	Fair Value
George Angelidis	Director		$25,000	March 21, 2007	June 1, 2007	B	25,000	$11,291
				June 1, 2007	August 1, 2007	B	25,000	$11,121
				August 1, 2007	December 31, 2007	B	50,000	$22,320
				December 31, 2007	March 31, 2008	B	25,000	$8,656
				March 31, 2008	July 1, 2008	B	25,000	$7,198
				July 1, 2008	October 31, 2008	B	25,000	$4,752
				October 31, 2008	January 31, 2009	B	25,000	$1,154
Frans Berndsen (2)	Shareholder		$13,815	May 31, 2007	September 27, 2007	B	13,815	$6,100
			$51,185	June 8, 2007	September 27, 2007	B	51,185	$22,600
			$35,000	July 17, 2007	September 27, 2007	B	35,000	$15,454
				September 27, 2007	December 27, 2007	B	100,000	$18,023
				December 27, 2007	March 31, 2008	B	100,000	$34,624
				March 31, 2008	July 1, 2008	B	100,000	$28,793
				July 1, 2008	October 31, 2008	B	100,000	$19,008
				October 31, 2008	January 31, 2009	B	100,000	$4,616
Cavandale Corporation	Affiliate	CDN$	145,000	(3)	November 1, 2004	A	211,270	$4,225
				November 1, 2004	July 1, 2005	B	100,000	$19,246
				July 1, 2005	July 1, 2006	B	100,000	$16,450
				July 1, 2006	July 1, 2007	B	100,000	$39,095

			July 1, 2007	July 1, 2008	B	100,000	$44,484
			July 1, 2008	October 1, 2008	B	145,000	$27,562
			October 1, 2008	January 1, 2009	B	145,000	$12,642
Wayne Cockburn	Officer, Director	$10,000	October 26, 2007	January 26, 2008	B	10,000	$3,148
			January 26, 2008	April 30, 2008	B	10,000	$1,901
			April 30, 2008	July 1, 2008	B	10,000	$1,167
			July 1, 2008	October 31, 2008	B	10,000	$1,901
			October 31, 2008	January 31, 2009	B	10,000	$462
Wayne Cockburn	Officer, Director	$10,000	April 1, 2008	July 1, 2008	B	10,000	$2,879
			July 1, 2008	October 31, 2008	B	10,000	$1,901
			October 31, 2008	January 31, 2009	B	10,000	$462
Wayne Cockburn	Officer, Director	$10,000	June 2, 2008	September 2, 2008	B	10,000	$3,695
			September 2, 2008	December 2, 2008	B	10,000	$2,582
			December 2, 2008	April 30, 2009	B	10,000	$389
Wayne Cockburn	Officer, Director	$1,500	June 17, 2008	September 17, 2008	B	1,500	$470
			September 17, 2008	December 17, 2008	B	1,500	$144
			December 17, 2008	April 30, 2009	B	1,500	$77
Alan Goldman	Officer	$40,000	December 3, 2007	March 3, 2008	B	40,000	$14,126
			March 3, 2008	June 3, 2008	B	40,000	$11,920
			June 3, 2008	October 31, 2008	B	40,000	$14,780
			October 31, 2008	January 31, 2009	B	40,000	$1,846

(1)
Series ‘A’ common stock purchase warrants allow holders to purchase shares of common stock at $0.50 per share until June 30, 2009.  Series ‘B’ common stock purchase warrants allow holders to purchase shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the Series ‘A’ and Series ‘B’ warrants that were granted to the lenders has been calculated using the Black-Scholes valuation method based on the time of issuance and is reflected as a discount on the loan in the accompanying financial statements and has been amortized over the original life of the loan as an interest expense.  The following weighted average assumptions were used to calculated the warrants issued in 2008:  term of 1 - 2 years, risk-free interest rate of 1.125% - 3.25%, volatility ranging from 70% - 94% and a weighted fair value ranging from $0.0389 - $0.3695.

(2)
During 2007, the Company borrowed a total of $100,000 from Frans Berndsen, one of its shareholders.  During the second quarter, $65,000 of these loans were issued and treated as 12% convertible notes payable as described in note 5 to the financial statements.  As such, the shareholder was granted one Series B warrant for every $2.00 loaned for a total of 32,500 Series B common stock purchase warrants to purchase 32,500 shares of common stock at $1.00 per share until December 31, 2009, and a total debt discount of $23,599 was recorded to be amortized over the life of the loan.  On September 27, 2007 the Company and the lender agreed there had been a misunderstanding and a debt restructuring occurred.  The original $65,000 in loans were restructured to modify the original terms, as well as for the remaining $35,000 which was received in the third quarter and for which 17,500 Series B warrants had been issued.  These loans, evidenced by short-term promissory notes issued on May 31, 2007, June 8, 2007 and July 17, 2007, bear interest at 10% per annum and matured on September 27, 2007.  The 50,000 Series B warrants previously issued were cancelled and in connection with the short-term promissory notes, the shareholder was granted 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $44,154 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense.  The future cash payments of the new loan exceed the carrying value of the loan as of the restructuring date, so no gain was recorded.

(3)	Various days from July to October 2004.

Convertible Debt  and Other loans

During 2008, the Company issued convertible promissory notes totaling $120,000 to two individuals, each of whom qualifies as an “accredited investor” under Regulation D of the Securities Act.  The notes bear interest at 12%, mature on April 30, 2009 and are convertible into common shares at a rate of $1.00 per share until December 31, 2009.  The note holders were granted one Series B warrant for every $2.00 loaned, for a total of 60,000 Series B warrants.  The value attributed to the warrants totaled $8,707 at the issuance dates and are being amortized to interest expense over the life of the loans.

See Note 5 Convertible Debt in the financial statements for the 2007 convertible promissory notes information and the extension of these notes in 2008.  An additional 302,244 Series B warrants were issued to extend the notes throughout 2008 with a current maturing date of April 30, 2009.  The value attributed to the warrants totaled $35,558 at the issuance dates and was amortized over the extended life of the loans as interest expense.

During 2008, the Company borrowed a total of $10,000 from an individual who has also loaned the Company $100,000 in the convertible note program.  This loan, evidenced by a short-term promissory note issued on April 22, 2008, bears interest at 10% per annum and matures on July 22, 2008.  The note holder was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009.  An additional 20,000 Series B warrants were issued to extend the note throughout 2008 with a current maturing date of April 30, 2009.  The value attributed to the warrants totaled $6,311 at the issuance date and is being amortized over the extended life of the loan as interest expense.

Common Stock Issued

On June 12, 2008, the Board authorized a private placement of 1,000,000 units of common stock and Series C and D purchase warrants.  The unit price was $0.75 and each unit was comprised of one share of common stock, one Series C warrant and one half Series D warrant.  In addition, for each Series D warrant exercised, the holder will receive an additional Series C warrant.  In June and July 2008, the Company sold 400,001 units of its private placement for gross proceeds of $300,000 less issuance costs of $30,000.

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

On August 1, 2008, the Company entered into a one year consulting contract.  Payment for consulting services will be 240,000 shares of the Company’s common stock and 300,000 Series C common stock purchase warrants.  At September 30, 2008, the consultant had not begun work, so the commencement of the contract was re-negotiated from August 1, 2008 to December 1, 2008.  The services were valued at $.40 per share for the common stock and $31,472 for the entire amount of the warrants (using the Black-Scholes method) for a total of $127,472, and the value of the services is being amortized over the period of the consulting agreement.

On December 9, 2008, the Company issued a total of 1,300,000 shares of the Company’s common stock to three vendors for consulting services.  The services were valued at $.20 per share for a total of $260,000, and the value of the services is being amortized over the period of the consulting agreements.  These vendors have the ability to earn an additional 1,000,000 shares upon reaching a certain milestone defined in the agreements.

On December 13, 2008, the Board granted 250,000 shares of the Company’s common stock to a consultant for services rendered.  The services were valued at $.45 per share for a total of $112,500 and was expensed to general and administrative expenses in the accompanying statement of operations.

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

In February 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”).  The purpose of the 2008 Plan is to attract, retain, and motivate certain key employees of the Company by giving them incentives which are linked directly to increases in the value of the common stock of the Company.  Each director, officer, employee, or consultant of the Company is eligible to be considered for the grant of awards under the 2008 Plan. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2008 Plan 1,000,000, subject to certain adjustments to prevent dilution. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2008 Plan.  Grants under the 2008 Plan are exercisable at the market value of the Company's stock on the date of such grant.  All options under the 2008 Plan are exercisable at times as determined by the board of directors, not to exceed 10 years from the date of grant.  No options were granted during 2008.

Securities Authorized for Issuance under Equity Compensation Plans

As described above, 3,868,600 shares of our common stock are authorized for issuance upon the exercise of 3,868,600 outstanding options awards granted under the 2003 Plan at $0.25 per share.  The 2003 Plan, which was approved by stockholders in October 2003, expired on December 31, 2007.

In February 2008, we adopted the 2008 Plan.  Under the 2008 Plan, there are 1,000,000 shares authorized for issuance as awards.  To date, no awards have been granted under the 2008 Plan.

We have not registered the shares issuable upon the exercise of options granted under our 2003 Plan.

The table below sets forth information regarding our equity compensation awards issued as of December 31, 2008:

EQUITY COMPENSATION PLAN INFORMATION
AS OF DECEMBER 31, 2008
	Number of securities to be issued upon the exercise of outstanding option, warrants and rights (a)	Weighted average exercise price of outstanding options, option, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,868,600	$0.25	0

Equity compensation plans not approved by securities holders	0	0	0

Total	3,868,600	$0.25	0

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information set forth and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is derived from the Financial Statements of Impact Medical Solutions, Inc. and the related notes thereto which are included as exhibits to this current report. The following information and discussion should be read in conjunction with such Financial Statements and notes. Additionally, this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitutes forward-looking statements. We encourage you to review our “Cautionary Note Regarding Forward-Looking Statements” at the front of this current report, and our “Risk Factors” set forth above.

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

Plan of Operations

In the next 12 months, we will strive to implement our business strategy described in Item 1. Description of Business, included in this Annual Report on Form 10-K.  Our efforts to implement our business strategy are dependent on our ability to obtain sufficient capital to fund our operations, of which there can be no assurances.

Today’s health care environment is very complex, and the development and introduction of a new medical device such as MPR involves not just an onerous FDA approval process, but overcoming significant reimbursement hurdles and complex commercial challenges associated with training and educating physicians, patients and payors.  The traditional delivery of health care, when decision-making was based on the sole discretion of the treating physicians, has evolved toward a more financially based, protocol-driven medical care that is known as evidence-based medicine.  This new healthcare paradigm has created new and complex relationships between all organizations involved in the delivery of, and payment for healthcare products and services.

Regulatory

As mentioned earlier in this Annual Report on Form 10-K, the Food and Drug Administration’s Center for Devices and Radiological Health (CDRH) regulates all medical devices manufactured in the United States, including our MPR System.  The CDRH is charged with assuring the public that a device is safe and effective for its intended use and is also responsible for regulating companies who manufacture, re-package, re-label, and/or import medical devices sold in the United States.

We believe we will be required to submit an application to the CDRH under Section 510(k) of the Food and Drug Act to have our MPR System cleared for marketing and sales in the US, and there can be no assurance that this clearance will be obtained.

Reimbursement

When billing insurance companies for services like MPR, health practitioners use reimbursement “codes”.  Reimbursement claims require the use of two coding systems: one that identifies the patient's disease or medical condition and another that describes the procedures, services or supplies a practitioner provides to their patients (the Current Procedural Terminology, or CPT codes).

In the past, MPR has been reimbursed under a general CPT code for “Alternative Neuromuscular Disorders” (Code #95999).  To obtain broad acceptance of the MPR System with health care practitioners, it may be important for us to obtain a more specific CPT code for the test.  The process for requesting a new CPT code is well defined and the American Medical Association has developed a formal process for evaluating coding suggestions however there can be no assurance that a specific CPT code will be obtained for the MPR System.

Competition

The market for the MPR System is competitive and is constantly changing and our competitors vary in the size and scope of the products and services they offer. We believe we will encounter competition from a number of sources, including much larger companies whose resources are far greater than ours.  Even if we are successful in receiving regulatory clearance and reimbursement for the MPR System, there can be no assurance that we will be successful in the sales and marketing of the device.

Strategic Plan

There are many challenges that we will encounter as we build our business.  To meet these challenges, we believe it is important to assemble a team of experienced healthcare executives and medical opinion leaders to work with us to carry out the business and marketing plans of the Company.  We also believe that to be successful in the development and commercialization of the MPR System, we must specifically do the following:

•	Successfully complete the independent clinical trial to establish the medical and scientific credibility required for broad acceptance of MPR, and to support our filings with the FDA;
•	Develop an awareness of MPR with physicians, employers, insurance companies, HMOs and other potential users of the MPR System;
•	Develop a template for consistent usage patterns of MPR in key reference accounts;
•	Form relationships with key strategic partners with access to insurers, self insured employers and other health care organizations that could use the MPR System;
•	Establish MPR in selected key reference accounts in geographic markets throughout the U.S., creating a delivery system to perform the tests as and where needed; and,
•	Form corporate alliances for the development, sales and marketing of MPR in a number of important foreign markets.

Current funds available to us will not be adequate for us to complete these programs. During the years ended December 31, 2008 and 2007, we incurred a net loss of $1,589,500 and $1,263,489, respectively, and had $34,015 cash on hand as of December 31, 2008. We are in the development stage and have not earned any revenue since our inception.  Therefore, we will need to raise additional funds in order to fully implement our business plan. However, there can be no assurance that we will be successful in raising such additional funds on favorable terms if at all.  Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

Our continued operations therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing.  Given the turbulence and volatility in the capital markets since the second half of 2008, and the general global economic slowdown in all sectors – including the medical technology field - there is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us. If we cannot obtain needed funds, we may be forced to curtail or cease our activities. We may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive.

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our core research and development activities. Two of our four employees and our two of our three independent consultants currently devote at least a portion of their time to our research and development activities.  We anticipate increasing levels of resources will be dedicated to research and clinical development in the implementation of our business strategy within the next 12 months.

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

Development Stage Company

We are a development stage company as defined in Statement of Financial Accounting Standards ("SFAS")  7, "Accounting and Reporting by Development Stage Enterprises." We are devoting substantially all of our present efforts to establish a new business, and our planned principal operations have not yet commenced. We have not generated any material revenues throughout our history and our ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.

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

Research and Development Costs

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB Statement  2, “Accounting for Research and Development Costs”.

Stock-based Compensation

We have adopted the provisions of SFAS 123(R) and have measured compensation cost related to stock options issued to employees at their fair value using the Black-Scholes method. Stock based compensation issued to persons other than employees is also reflected in the financial statements at fair value computed using the Black-Scholes method.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Losses; Revenues

We incurred net losses of $1,589,500 for the year ended December 31, 2008 and $1,263,489 for the year ended December 31, 2007.  We had no revenues for the year ended December 31, 2008 and no revenues for the year ended December 31, 2007.

Research and Development

We expense our research and developments costs as occurred. Research and development expenses consisted of costs associated with the design, development, testing, and enhancement of the MPR System. The primary costs are salaries, consulting fees and non-recurring software development costs. Research and development expenses decreased to $134,327 in 2008 from $151,217 in 2007 primarily due to less working capital available to pursue our programs.

Medical and Clinical

Medical and clinical expenses consisted of costs associated with the preparation for the clinical trials for the MPR System. The primary costs are salaries, consulting fees, clinical trial protocol development costs and clinical research organization costs. Medical and clinical expenses increased to $123,852 in 2008 from $105,767 in 2007. The increase from 2007 to 2008 is primarily due to the opening of the Utah office in August 2008.  Our clinical trial was suspended in 2005 due to lack of adequate funding.  We are currently working on securing new financing so that we can re-commence the clinical trial in the second half of 2009.  Should our funding efforts be unsuccessful, the re-commencement of our clinical program would remain on hold until such time as appropriate financial resources were available.

General and Administrative Expenses

General and administrative expenses increased to $960,683 in 2008 from $666,632 in 2007 primarily due to an increase of $341,693 in common stock issued for corporate finance, M&A and fiscal advisory services.  We expect that we will require approximately $2.0 million of cash for operating activities in 2009. This increase will be due primarily to the work required to complete the MPR analytical software and the recommencement of the clinical trial for MPR system.

Interest Income and Expense

During 2008 and 2007, we relied heavily on short term borrowings to finance our operating activities.  The interest expense for the year ended December 31, 2008 increased to $369,775 as compared with $338,294 for the year ended December 31, 2007 primarily due to this increase in short term borrowings.  The actual “cash” interest accrual for 2008 was $82,513 versus $48,067 for 2007.  The increase in the interest expense was due to the fact we accrued an entire year of interest on over $500,000 in loans and a partial year on $151,500 of new debt in 2008.  The remaining interest of $287,262 in 2008, versus $290,227 in 2007, comes from the discounts for the warrants that were issued to the lenders and the beneficial conversion feature of the convertible debt.  No interest has been paid to date.

The assumptions used to calculate the discounts and beneficial conversion features vary from year to year.  Since our share price was lower for most of 2008 versus 2007, and the time frame that the lenders have to exercise the warrants continues to decline, the amount of the discount also declines and the beneficial conversion feature was negative and therefore not reported.

The average borrowing was approximately $28,026 in 2008 and $29,809 in 2007, and when discounts from warrants and conversion features are taken into account, the average interest expense for each note was approximately $12,716 in 2008 and $18,200 in 2007.  The weighted average interest rate for the short term borrowings outstanding at December 31, 2008 is 17.19% in 2008 and 126.00% in 2007, after taking into account the discounts from warrants and conversion features.

Liquidity and Capital Resources; Going Concern

We are in the development stage and have not earned any revenue since our inception. These factors have caused our auditors to express substantial doubt as to our ability to continue as a going concern.  During the years ended December 31, 2008 and 2007, we incurred a net loss of $1,589,500 and $1,263,489, respectively.

At December 31, 2008 and 2007, we had cash on hand of $34,015 and $15,144, respectively. We utilized cash of approximately $368,956 in the period ended December 31, 2008 compared to $530,510 for the same period ended December 31, 2007. The cash used in operating activities in 2008 is lower than 2007 due to less working capital available for our research and clinical programs. We have funded our operations primarily through private placements of equity securities. In 2008, we raised gross proceeds of approximately $21,500 from loans from related parties, $10,000 from an accredited investor, approximately $120,000 from convertible debt from 2 accredited investors and $270,000 from issuance of common stock net of $30,000 in costs.

We will need to raise additional capital to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. If we are unable to raise additional capital, it will be necessary for us to significantly reduce expenses to stay in business. In addition, any new equity or debt financing which we secure may not be available to us at prices that would be acceptable. Our failure to reduce expenses or obtain necessary financing could impair our ability to stay in business. See “Risk Factors — We may need to raise additional capital in the future, but that capital may not be available.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 8.	Financial Statements.

Our audited financial statements are included after the signature page of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Impact Medical Solutions’ management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  As required by Rule 13a-15(c) under the Exchange Act, Impact Medical Solutions’ management carried out an evaluation, with the participation of Impact Medical Solutions’ Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year.  The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Impact Medical Solutions’ system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that Impact Medical Solutions maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in “Internal Control - Integrated Framework” issued by the COSO.

Change in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Reference is made to the disclosure required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to shareholders on or about May 10, 2009, and to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation.

Summary Compensation Table

Reference is made to the disclosure required by Items 402 and 407 (e) (4) and (e) (5) of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to shareholders on or about May 10, 2009, and to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
Reference is made to the disclosure required by Item 403 of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to shareholders on or about May 10, 2009, and to be filed with the Securities Exchange Commission.

Item 13.	Certain Relationships and Related Transactions and Directors Independence.

Reference is made to the disclosure required by Item 404 of Regulation S-K to be contained in the Registrant’s definitive proxy statement to be mailed to shareholders on or about May 10, 2009, and to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Service.

Reference is made to the proposal regarding the approval of the Registrant’s independent accountants to be contained in the Registrant’s definitive proxy statement to be mailed to shareholders on or about May 10, 2009, and to be filed with the Securities and Exchange Commission.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements and quarterly reviews for the fiscal years ended December 31, 2007 and 2008 were approximately $58,000 and $64,000, respectively.

Audit-Related Fees
The Company’s auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees
The aggregate fees billed by the Company's  auditors for  professional  services for tax compliance, tax advice, and tax planning were $0 for each of the fiscal years ended December 31, 2007 and 2008.

All Other Fees
The  aggregate fees billed by the Company's auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for each of the fiscal years ended December 31, 2007 and 2007 were $nil.

Pre-Approval Policies and Procedures

The Company’s audit committee currently has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by its independent auditors. These services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services.

PART IV

Item 15.	Exhibits.

Exhibit No.	Description
3.2 (1)	Bylaws of Impact Medical Solutions, Inc.

10.3(1)	Code of Ethics

31.1(2)
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

32.1(2)
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 29, 2006 and incorporated by reference herein.

(2)	Not deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section.

Impact Medical Solutions, Inc.
Financial Statements
For the fiscal year ended December 31, 2008
Contents

Index to Financial Statements	F-1

Report of Farber Hass Hurley LLP, a PCAOB Registered Accounting Firm	F-2

Audited Financial Statements
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Cash Flows	F-5
Statements of Changes in Stockholders’ Equity	F-6

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Impact Medical Solutions, Inc.

We have audited the accompanying balance sheet of Impact Medical Solutions, Inc., a development stage company (the "Company") as of December 31, 2008 and December 31, 2007, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years ended December 31, 2008, 2007 and 2006 and October 20, 1997 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Impact Medical Solutions, Inc. as of December 31, 2008, and the results of its operations and its cash flows for each of the years ended December 31, 2008, 2007 and 2006, and October 20, 1997 (date of inception) to December 31, 2008, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley, LLP
April 14, 2009
Camarillo, California

Impact Medical Solutions, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
	2008	2007
ASSETS
Current assets
Cash	$34,015	$15,144
Prepaid expenses	5,218	26,686

Total current assets	39,233	41,830

Furniture and equipment, net of accumulated depreciation of $58,119 and $43,704 at December 31, 2008 and 2007, respectively	17,270	27,171

Patent, net of accumulated amortization of $156,864 and $127,452 at December 31, 2008 and 2007, respectively	343,136	372,548
	$399,639	$441,549
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Loans from related parties, net of unamortized discount of $3,258 and $65,447 at December 31, 2008 and 2007, respectively	$311,896	$257,366
Convertible debt, net of unamortized discount of $4,267 and $16,910 at December 31, 2008 and 2007, respectively	448,724	316,081
Other loan payable, net of unamortized discount of $116 at December 31, 2008	9,884	-
Note payable	34,613	34,613
Accounts payable	279,282	269,875
Accrued interest	153,229	83,391
Accrued vacation	64,133	64,133
Accrued salaries, bonuses and other payroll related items	589,600	330,350
Other accrued liabilities	30,000	-
Total current liabilities	1,921,361	1,355,809

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.0001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 18,768,466 and 16,478,465 shares issued and outstanding at December 31, 2008 and 2007, respectively	1,877	1,648
Additional paid-in capital	6,432,631	5,226,178
Deferred option and warrant costs	(612,081)	(387,437)
Deficit accumulated during the development stage	(7,344,149)	(5,754,649)
Total shareholders' deficit	(1,521,722)	(914,260)
	$399,639	$441,549

The accompanying notes are an integral part of these financial statements.

Impact Medical Solutions, Inc.
(A Development Stage Company)
Statements of Operations

	Year ended December 31,			Cumulative from inception (October 20, 1997) to December 31,
	2008	2007	2006	2008
Costs and expenses:

Research and development	$134,327	$151,217	$212,060	$872,052
Medical and clinical	123,852	105,767	249,165	1,229,565
General and administrative	960,683	666,632	1,368,915	4,231,987

Operating loss	(1,218,862)	(923,616)	(1,830,140)	(6,333,604)

Other income (expense):

Interest expense	(369,775)	(338,294)	(246,450)	(1,004,601)
Interest income	-	15	20	290

	(369,775)	(338,279)	(246,430)	(1,004,311)

Loss before provision for taxes	(1,588,637)	(1,261,895)	(2,076,570)	(7,337,915)

Provision for taxes	863	1,594	577	6,234

Net loss	$(1,589,500)	$(1,263,489)	$(2,077,147)	$(7,344,149)

Basic and diluted net loss per share	$(0.09)	$(0.08)	$(0.13)

Basic and diluted weighted average number of common shares outstanding	16,833,629	15,996,205	15,426,710

The accompanying notes are an integral part of these financial statements.

Impact Medical Solutions, Inc.
(A Development Stage Company)
Statements of Cash Flow

	Year ended December 31,			Cumulative from inception (October 20, 1997) to December 31,
	2008	2007	2006	2008
Cash flows from operating activities:
Net loss	$(1,589,500)	$(1,263,489)	$(2,077,147)	$(7,344,149)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	43,827	43,970	43,584	215,279
Amortization of loan discount	287,262	290,227	233,708	822,899
Issuance of common stock for services	440,259	81,464	50,000	631,883
Issuance of stock options and warrants for services	59,233	64,119	927,257	1,179,837
Decrease (increase) in prepaid expenses	21,468	(21,677)	(2,410)	(5,218)
Increase (decrease) in accounts payable	9,407	103,402	61,486	279,282
Increase (decrease) in accrued expenses	359,088	171,474	51,778	836,962
Net cash used by operating activities	(368,956)	(530,510)	(711,744)	(3,383,225)

Cash flows from investing activities:
Capital expenditures	(4,514)	(564)	(3,358)	(75,685)
Net cash used by investing activities	(4,514)	(564)	(3,358)	(75,685)

Cash flows from financing activities:
Proceeds from loans from related parties	21,500	175,000	-	341,500
Proceeds from convertible debt	120,000	332,991	-	452,991
Proceeds from loans from others	10,000	-	-	10,000
Payments on note payable	-	-	(4,000)	(65,387)
Issuance of common stock, net of costs	270,000	-	517,305	2,780,168
Net cash provided by financing activities	421,500	507,991	513,305	3,519,272

Effect of exchange rate changes	(29,159)	27,320	-	(26,347)

Net increase (decrease) in cash	18,871	4,237	(201,797)	34,015
Cash, beginning of period	15,144	10,907	212,704	-
Cash, end of period	$34,015	$15,144	$10,907	$34,015

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$-	$500,000
Issuance of warrants with debt	$212,546	$353,036	$244,282	$830,539

The accompanying notes are an integral part of these financial statements.

Impact Medical Solutions, Inc.
(A Development Stage Company)
Statements of Changes in Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to December 31, 2008

					Deficit
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

Impact Medical Solutions, Inc.
(A Development Stage Company)
Statements of Changes in Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to December 31, 2008

	Common Stock				Accumulated
			Additional	Deferred Share,	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity (Deficit)
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	517,305
Shares issued for services	50,000	25	49,975	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-
Value of warrants issued	-	-	1,101,523	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	500,062	-	500,062
Net loss for 2006	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	1,585	4,384,842	(44,657)	(4,491,160)	(149,390)
Shares issued for services	625,000	63	454,937	(455,000)	-	-
Value of warrants issued	-	-	386,399	(33,363)	-	353,036
Amortization of share, option and warrant cost	-	-	-	145,583	-	145,583
Net loss for 2007	-	-	-	-	(1,263,489)	(1,263,489)
Balance, December 31, 2007	16,478,465	1,648	5,226,178	(387,437)	(5,754,649)	(914,260)
Shares issued for cash, net of issuance costs of $30,000	400,001	40	269,960	-	-	270,000
Settlement of liability	100,000	10	69,990			70,000
Shares issued for services	1,790,000	179	468,321	(356,000)	-	112,500
Value of warrants issued	-	-	398,182	(185,636)	-	212,546
Amortization of share, option and warrant cost	-	-	-	316,992	-	316,992
Net loss for 2008	-	-	-	-	(1,589,500)	(1,589,500)
	18,768,466	$1,877	$6,432,631	$(612,081)	$(7,344,149)	$(1,521,722)

The accompanying notes are an integral part of these financial statements.

Impact Medical Solutions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

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

Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States that contemplate continuation of the Company as a going concern.  However, during the years ended December 31, 2008, 2007 and 2006, the Company incurred a net loss of $1,588,487, $1,263,489 and $2,077,147, respectively, and is in the development stage at December 31, 2008. The Company has not earned any revenue since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

1.            Organization and summary of significant accounting policies (continued)

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's clinical development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products.  The Company is attempting to raise approximately $2,000,000 in additional funds over the next year through private placements.  However, there can be no assurance that the Company will be successful in raising such additional funds.  The Company may also seek to compensate providers of services by issuance of stock in lieu of cash.

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

Income taxes of $863, $1,594 and $800 were paid in 2008, 2007 and 2006, respectively.  No interest payments were made in 2008, 2007 and 2006.

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

1.           Organization and summary of significant accounting policies (continued)

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

Share-based payments
The Company adopted the provisions of SFAS 123(R), Share-Based Payments, on January 1, 2006.  Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The Company has no awards with market or performance conditions. Excess tax benefits, as defined by SFAS 123(R), are recognized as an addition to additional paid-in-capital.

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience, the Company expects no forfeitures.

The Company had no share-based compensation expenses for the years ended December 31, 2008, 2007 and 2006.

Since the Company has a net operating loss carryforward as of December 31, 2008, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statement of operations.  Additionally, no incremental tax benefits were recognized from stock options exercised in the years ended December 31, 2008, 2007 and 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Fair Value of Financial Instruments
The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States. For certain of the Company's financial instruments, including cash, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for convertible debt, note payable, loans from related parties and other loans also approximate fair value because current interest rates offered to the Company for notes payable of similar maturities are substantially the same.

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

Reclassifications
Certain items in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 presentation.

Recent accounting pronouncements
In February 2007, the FASB issued SFAS 159 – The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has implemented this statement in the current fiscal year and there is no material effect.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted.  The Company has implemented this statement in the current fiscal year and there is no material effect.

In October 2008, the FASB issued Financial Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets and liabilities.

In December 2008, the FASB issued Financial Staff Position ("FSP") Financial Accounting Standard No. 140-4 and FASB Interpretation 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities ("FSP FAS 140-4" and "FIN 46(R)-8"). The document increases disclosure requirements for public companies and is effective for reporting periods (interim and annual) that end after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 became effective for us on December 31, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a significant impact on our consolidated financial statements.

2.            Furniture and equipment

	2008	2007	2006
Furniture and equipment	$75,389	$70,875	$70,311
Less accumulated depreciation	(58,119)	(43,704)	(29,146)

	$17,270	$27,171	$41,165
Depreciation expense	$14,415	$14,558	$14,172

3.            Patents

	2008	2007	2006
Patents
Gross carrying amount	$500,000	$500,000	$500,000
Accumulated amortization	$156,864	$127,452	$98,040
Amortization expense	$29,412	$29,412	$29,412

Amortization of patents is expected to be $29,412 in each of the next five years.

4.           Loans from related parties

During 2008, the Company borrowed a total of $1,500 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on June 17, 2008, bears interest at 10% per annum and matured on September 17, 2008.  Mr. Cockburn was also granted 1,500 Series B common stock purchase warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $470 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On September 17, 2008, the maturity date of the $1,500 promissory note to Mr. Cockburn was extended to December 17, 2008.  Mr. Cockburn was granted an additional 1,500 Series B common stock purchase warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $144 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On December 17, 2008, the maturity date of the $1,500 promissory note to Mr. Cockburn was extended to April 30, 2009.  Mr. Cockburn was granted an additional 1,500 Series B common stock purchase warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $77 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.

4.           Loans from related parties (continued)

During 2008, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on June 2, 2008, bears interest at 10% per annum and matured on September 2, 2008.  Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,695 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On September 2, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to December 2, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $2,582 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On December 2, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to April 30, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $389 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.

During 2008, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on April 1, 2008, bears interest at 10% per annum and matured on July 1, 2008.  Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $2,879 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On July 1, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to October 31, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On October 31, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to January 31, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $462 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Cockburn was granted 10,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense.

4.           Loans from related parties (continued)

During 2007, the Company borrowed a total of $40,000 from Alan Goldman, one of its officers.  This loan, evidenced by a short-term promissory note issued on December 3, 2007, bears interest at 10% per annum and matured on March 3, 2008.  Mr. Goldman was also granted 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $14,126 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On March 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to June 3, 2008.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $11,920 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On June 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to October 31, 2008.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $14,780 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to January 31, 2009.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,846 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense.

During 2007, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on October 26, 2007, bears interest at 10% per annum and matured on January 26, 2008.  Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,148 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On January 26, 2008 the maturity date of the promissory note was extended to April 30, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On April 30, 2008 the maturity date of the promissory note was extended to July 1, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,167 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On July 1, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to October 31, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to January 31, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black- Scholes valuation method totaled $462 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Cockburn was granted 10,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense.

4.           Loans from related parties (continued)

During 2007, the Company borrowed a total of $100,000 from Frans Berndsen, one of its shareholders.  During the second quarter, $65,000 of these loans were issued and treated as 12% convertible notes payable as described in note 5.  As such, the shareholder was granted one Series B warrant for every $2.00 loaned for a total of 32,500 Series B common stock purchase warrants to purchase 32,500 shares of common stock at $1.00 per share until December 31, 2009, and a total debt discount of $23,599 was recorded to be amortized over the life of the loan.  On September 27, 2007 the Company and the lender agreed there had been a misunderstanding and a debt restructuring occurred.  The original $65,000 in loans were restructured to modify the original terms, as well as for the remaining $35,000 which was received in the third quarter and for which 17,500 Series B warrants had been issued.  These loans, evidenced by short-term promissory notes issued on May 31, 2007, June 8, 2007 and July 17, 2007, bear interest at 10% per annum and matured on September 27, 2007.  The 50,000 Series B warrants previously issued were cancelled and in connection with the short-term promissory notes, the shareholder was granted 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $44,154 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense.  The future cash payments of the new loan exceed the carrying value of the loan as of the restructuring date, so no gain was recorded.  On September 27, 2007 the maturity date of the promissory note was extended to December 27, 2007.  The shareholder was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $18,023 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On December 27, 2007, the maturity date of the promissory note was extended to March 31, 2008.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $34,624 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On March 31, 2008, the maturity date of the promissory note was extended to July 1, 2008.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $28,793 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On July 1, 2008, the maturity date of the $100,000 promissory note to Mr. Berndsen was extended to October 31, 2008.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $19,008 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $100,000 promissory note to Mr. Berndsen was extended to January 31, 2009.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,616 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Berndsen was granted 100,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense.

4.            Loans from related parties (continued)

During 2007, the Company borrowed $25,000 from George Angelidis, one of its directors.  This loan, evidenced by a short-term promissory note issued on March 21, 2007, bears interest at 10% per annum and matured on June 1, 2007.  Mr. Angelidis was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $11,291 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense.  On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $11,121 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On August 1, 2007 the maturity date of the promissory note was extended to December 31, 2007.  Mr. Angelidis was granted an additional 50,000 Series B common stock purchase warrants to purchase 50,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $22,320 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  Effective January 1, 2008, the maturity date of the promissory note was extended to March 31, 2008.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $8,656 at the time of issuance, and was reflected as a discount on the loan and amortized over the extended life of the loan as interest expense.  On March 31, 2008, the maturity date of the promissory note was extended to July 1, 2008.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $7,198 at the time of issuance, and was reflected as a discount on the loan and amortized over the extended life of the loan as interest expense. On July 1, 2008, the maturity date of the $25,000 promissory note to Mr. Angelidis was extended to October 31, 2008.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,752 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $25,000 promissory note to Mr. Angelidis was extended to January 31, 2009.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair  value  of  the warrants using the Black-Scholes valuation method totaled $1,154 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Angelidis was granted 25,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loans and will be amortized over the extended life of the loans as interest expense.

4.           Loans from related parties (continued)

In 2004, the Company borrowed a total of CD$145,000 from Cavandale Corporation, a Company owned by one of the directors.  The loans bear interest at 10% and matured November 1, 2004.  Cavandale was also granted 211,270 Series A warrants at $.50 per share.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,225 at the time of issuance, and was reflected as a discount on the loans, and amortized over the life of the loan as interest expense.  In February 2005, the due date of the loans was extended to July 1, 2005 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $19,246 at the time of issuance, and was reflected as a discount on the loans and amortized over the extended life of the loan as interest expense.  In August 2005, the due date of the loans was extended to July 1, 2006 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $16,450 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense.  In July 2006, the due date of the loans was extended to July 1, 2007 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $39,095 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense.  In July 2007, the due date of the loans was extended to July 1, 2008.  Cavandale was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $44,484 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On July 1, 2008, the due date of the loans was extended to October 1, 2008.  Cavandale was granted an additional 145,000 Series B common stock purchase warrants to purchase 145,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $27,562 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On October 1, 2008, the due date of the loans was extended to January 1, 2009.  Cavandale was granted an additional 145,000 Series B common stock purchase warrants to purchase 145,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $12,642 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On January 1, 2009, this loan was extended to July 1, 2009 and Cavendale was granted 290,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loans and will be amortized over the extended life of the loans as interest expense.

5.           Convertible debt

On December 22, 2008, the Company issued a convertible promissory note totaling $50,000 to an individual who qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended.  The note bears interest at 12%, matures on April 30, 2009 and is convertible into common shares at a rate of $1.00 per share.  The note holder was also granted one Series B warrant for every $2.00 loaned, for a total of 25,000 Series B warrants.  In accordance with emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”), the Company recognized the value attributable to the warrants in the amount of $1,283 to additional paid-in capital and a discount against the convertible promissory notes.  The debt discount is being amortized to interest expense over the life of the loan.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes valuation method and the following weighted average assumptions:  term of 1 year, risk-free interest rate of 1.125%, volatility of 85% and a weighted fair value of $.0513.

On January 4, 2008, the Company issued a convertible promissory note totaling $70,000 to an individual who qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended.  The note bears interest at 12%, matured on January 25, 2008 and is convertible into common shares at a rate of $1.00 per share.  The note holder was also granted one Series B warrant for every $2.00 loaned, for a total of 35,000 Series B warrants.  In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $7,424 to additional paid-in capital and a discount against the convertible promissory notes.  The debt discount was amortized to interest expense over the life of the loan.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes valuation method and the following weighted average assumptions: term of 1.92 years, risk-free interest rate of 3.25%; volatility of 84% and a weighted fair value of $.2121.

During 2007, the Company issued convertible promissory notes totaling $332,991 to eleven individuals (after restructuring), each of whom qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended.  The notes bear interest at 12%, matured on January 25, 2008 and are convertible into common shares at a rate of $1.00 per share.  The note holders were also granted one Series B common stock purchase warrant for every $2.00 loaned, for a total of 166,496 Series B warrants.  In accordance with guidance issued by the Financial Accounting Standards Board and the Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios, the company recognized an embedded beneficial conversion feature present in the convertible promissory notes.  The Company recognized and measured an aggregate of $72,511 of the proceeds, which is equal to the intrinsic value of embedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible promissory notes. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $78,248 to additional paid-in capital and a discount against the convertible promissory notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes valuation method and the following assumptions: term of 2-2.92 years, risk-free interest rate of 3.25% - 4.875%; volatility of 63-83% and a weighted fair value of $.3190- $.4533.  The total debt discount of $149,745 was amortized to interest expense over the life of the loan.

During the quarter ended September 30, 2007, $65,000 of this debt was restructured.  See note 4.

On January 25, 2008, the due date of the convertible loans issued to that time was extended to April 30, 2008 in exchange for 100,748 Series B warrants.  The fair value of the warrants using the Black-

5.           Convertible debt (continued)

Scholes valuation method totaled $19,150 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.

On April 30, 2008, the due date of the convertible loans issued to that time was extended to October 31, 2008 in exchange for 100,748 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $11,758 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.

On October 31, 2008, the due date of the convertible loans issued to that time was extended to April 30, 2009 in exchange for 100,748 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,650 at the time of issuance, and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense.

6.           Other loan payable

On April 22, 2008, the Company borrowed a total of $10,000 from Gregory Harrison, an individual who has also loaned the Company $100,000 in the convertible note program.  This loan, evidenced by a short-term promissory note issued on April 22, 2008, bears interest at 10% per annum and matures on July 22, 2008.  Mr. Harrison was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,346 at the time of issuance, and was reflected as a discount on the loan and was amortized over the life of the loan as interest expense.  On July 22, 2008, the maturity date of the $10,000 promissory note to Mr. Harrison was extended to October 1, 2008.  Mr. Harrison was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $2,503 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 1, 2008, the maturity date of the $10,000 promissory note to Mr. Harrison was extended to January 31, 2009.  Mr. Harrison was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value  of  the  warrants  using the Black-Scholes valuation method totaled $462 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Harrison was granted 10,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loans and will be amortized over the extended life of the loans as interest expense.

7.           Note payable

In 2003, the Company purchased a patent from MPR Health Systems, Inc. for 8,000,000 shares of the Company’s common stock and a 5-year $100,000 Demand Promissory Note (the “Note”). The Note bears interest at 2% and was due and payable on August 23, 2008.  On August 23, 2008, the due date of the note was extended to January 31, 2009 with the same terms.  On January 31, 2009 the due date of the note was extended to April 30, 2009 with the same terms.

8.           Shareholders’ equity

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

8.           Shareholders’ equity (continued)

Common stock issuances (continued)
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

On June 12, 2008, the Board authorized a private placement of 1,000,000 units of common stock and Series C and D purchase warrants.  The unit price is $0.75 and each unit is comprised of one share of common stock, one Series C warrant and one half Series D warrant.  In addition, for each Series D warrant exercised, the holder will receive an additional Series C warrant.  In June and July 2008, the Company sold 400,001 units of its private placement for gross proceeds of $300,000 less issuance costs of $30,000.

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

In August 2008, the Company entered into a consulting contract for the period August 5, 2008 to December 31, 2008.  Payment for the consulting services will be 30,000 shares of the Company’s common stock.  At September 30, 2008, the consultant had not begun work, so the commencement of the contract was re-negotiated from August 5, 2008 to December 1, 2008.  This contract was ultimately cancelled and no shares were issued.

On August 1, 2008, the Company entered into a one year consulting contract.  Payment for consulting services will be 240,000 shares of the Company’s common stock and 300,000 Series C common stock purchase warrants.  At September 30, 2008, the consultant had not begun work, so the commencement of the contract was re-negotiated from August 1, 2008 to December 1, 2008.  The services were valued at $.40 per share for the common stock and $31,472 for the entire amount of the warrants (using the Black-Scholes method) for a total of $127,472, and the value of the services is being amortized over the period of the consulting agreement.

On December 9, 2008, the Company issued a total of 1,300,000 shares of the Company’s common stock to two vendors and a related party for consulting services.  The services were valued at $.20 per share for a total of $260,000, and the value of the services is being amortized over the period of the consulting agreements.  These vendors have the ability to earn an additional 1,000,000 shares upon reaching a certain milestone defined in the agreements.

On December 13, 2008, the Board granted 250,000 shares of the Company’s common stock to a related party, for services rendered.  The services were valued at $.45 per share for a total of $112,500 and was expensed to general and administrative expenses in the accompanying statement of operations.

8.           Shareholders’ equity (continued)

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

In addition, the Company issued 100,000 Series B common stock purchase warrants in February 2005 and 100,000 in August 2005 to extend the due date of loans payable to July 2005.  See note 4.

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

8.           Shareholders’ equity (continued)

Warrants (continued)
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

The following weighted average assumptions were used to calculated the warrants issued in 2007:  term of 2 – 2.92 years, risk-free interest rate of 3.25% - 4.875%, volatility ranging from 66% - 83% and a weighted fair value ranging from $.1802 - $.4533.

During 2008, the Company issued 944,500 Series B warrants in connection with loans or the extension of due dates for loans.  See note 4.  In addition, the Company issued 362,244 Series B warrants in connection with convertible debt or the extension of due dates for convertible debt.  See note 5.

The following weighted average assumptions were used to calculate the warrants issued in 2008:  term of 1-2 years, risk-free interest rate of 1.125% - 3.25%, volatility ranging from 70% - 94% and a weighted fair value ranging from $.0389 - $.3695.

During 2008, the Board passed resolutions to authorize 1,500,000 Series C warrants and 500,000 Series D warrants.  The Series C warrants may be used to purchase an equivalent number of common shares at $1.25 per share and expire September 1, 2011, while the Series D warrants may be used to purchase an equivalent number of common shares at $0.95 per share and expire on September 1, 2009.

During 2008, the Company issued 1,000,000 Series C common stock purchase warrants for three consulting contracts to be provided over the next two years.  These warrants were valued at a total of $185,636 and were classified as deferred warrants on the accompanying balance sheet and are being amortized to general and administrative expenses over the lives of the contracts.  The following weighted average assumptions were used to calculate the Series C warrants issued: term of 2.75 - 3.25 years, risk-free interest rate of 1.25% - 2.625%; volatility of 72% – 85% and a weighted fair value of $.1049 - $.2202.

During 2008, the Company issued 400,001 Series C common stock purchase warrants and 200,001 Series D warrants in connection with the private placement described above.

8.           Shareholders’ equity (continued)

Stock options

2003 stock option plan
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

9.         Income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred tax assets are reduced by a valuation allowance when deemed appropriate. For 2008, 2007 and 2006 there are no material differences between income tax expense and the amount computed by applying the federal statutory income tax rate.

At December 31, 2008, the Company has a net operating loss carryforward for federal tax purposes of approximately $6,580,000, which, if unused to offset future taxable income, will begin to expire in 2023.  The Company also has a California net operating loss carryforward of approximately $6,584,000 which, if unused to offset future taxable income, will begin to expire in 2013.

The Company had deferred tax assets of $2,869,000 at December 31, 2008, relating to its net operating loss.  A valuation allowance has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.  The valuation allowance increased $372,000 in 2008 and $1,059,000 in 2007, primarily related to the net taxable loss and to change in estimate for certain deductions.

10.      Commitments and contingencies

Lease
The Company leases its office space in Huntington Beach, California and Toronto, Canada on a month-to-month basis.  Effective August 1, 2008, the Company also leases three rooms in a medical clinic in Salt Lake City, Utah on a month-to-month basis.  Additionally, effective October 2008, the Company leased office space in Toronto, Canada on a month-to-month basis. Effective December 9, 2008, the Company entered into a General Services Agreement with Roy Bonnell and Associates  to lease 2 office spaces in Montreal, Canada.  Under the terms of the agreement, the lease payments for 2009 for 2 offices are deemed to be paid in full against a payment of 342,858 shares of common stock to Roy Bonnell and Associates; however, if additional office space is required, an escalation agreement goes into effect. During all of 2006 and a portion of 2007, the Company leased space in Quebec, Canada as well.  Total rent expense charged to operations totaled $42,811 in 2008, $58,803 in 2007 and $45,295 in 2006.

11.    Subsequent events (unaudited)

Apartment lease
Effective January 1, 2009, the Company entered into a short term lease for apartment space in Montreal, Canada.  Monthly rent will be CD$1,300 through April 30, 2009.

Private placement
In March 2009, the Board of Directors authorized a private placement to sell up to 500,000 units of the Company’s common stock and Series A warrants at $.30 per unit.  Each unit shall be comprised of one share of the Company’s common stock and one Series A warrant.  To date, 200,000 units have been sold for total proceeds of $60,000.

Stock issuance
On February 3, 2009 the Company issued 500,000 shares of its common stock in exchange for a two year promissory note with 3974715 Canada Ltd.  The note bears interest at 5%.

In December 2008, the Company issued a total of 1,300,000 shares of the Company’s common stock to two consultants and a related party for consulting services.  Under the terms of the consulting agreements, the vendors had the ability to earn an additional 1,000,000 shares upon reaching a certain milestone defined in the agreements.  All shares issued pursuant to the consulting agreements were subject to resale restrictions under Rules 504 and 505, Regulation D of the Securities Act of 1933.

In February 2009, the agreements were amended whereby the 1,000,000 additional shares were issued immediately to the vendors however the resale restrictions were amended to reflect Regulation S of the Securities Act of 1933 (Rules Governing Offers and Sales Made Outside the United States Without Registration).  The 1,300,000 shares, issued in December 2008 under Regulation D, were returned to the Company to be held until April 30, 2009.  If a certain milestone is not met by April 30, 2009, the vendors have agreed to have the 1,300,000 shares cancelled and returned to the Company.  If the milestone is met, the shares will be returned to the vendors.

In June 2008, the Company entered into a two year consulting agreement with a related party.  Payment on this contract was 500,000 Series C warrant to purchase 500,000 shares of the Company’s common stock.  In March 2009, this contract was extended for an additional year in exchange for 250,000 shares of common stock.

11.      Subsequent events (unaudited) (continued)

Loans from related parties
On February 20, 2009, the Company borrowed a total of $25,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on February 20, 2009, bears interest at 10% per annum and matures on May 20, 2009.  MPR Health Systems, Inc. was also granted 25,000 Series C common stock purchase warrants to purchase 25,000 shares of common stock at $1.25 per share until September 1, 2011.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loans and will be amortized over the extended life of the loans as interest expense.

On April 2, 2009, the Company borrowed a total of $20,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on April 2, 2009, bears interest at 10% per annum and matures on July 2, 2009.  MPR Health Systems, Inc. was also granted 20,000 Series B common stock purchase warrants to purchase 20,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loans and will be amortized over the extended life of the loans as interest expense.

Other
In February 2009, the Company’s common shares were accepted for trading on the Frankfurt Stock Exchange under the ticker symbol "0IM". The International Security Identification Number (ISIN) number is US45257K1007.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2009	IMPACT MEDICAL SOLUTIONS, INC.

	By:	/s/ Wayne Cockburn
Wayne Cockburn

President Chief Executive Officer,
Secretary, Treasurer and Interim Chief
Financial Officer and a Member of the
Board of Directors (Principal Executive
Officer and Principal Financial and
Accounting Officer)

In accordance with the Exchange Act,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne D. Cockburn	President, Chief Executive Officer,	April 15, 2009
Wayne D. Cockburn	Secretary, Treasurer and Interim Chief
Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Donald Paterson	Chairman of the Board of Directors	April 15, 2009
Donald Paterson

/s/ George Angelidis	Director	April 15 2009
George Angelidis

/s/ Craig Lunsman	Director	April 15 2009
Craig Lunsman

/s/ Stephen Schectman	Director	April 15 2009
Stephen Schectman