Form 10-K/A
period 2008-12-31
Impact Medical Solutions, Inc.
filed 2009-05-07
CIK 1368286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Amendment No.1)

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:     December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52117

IMPACT MEDICAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-515331
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

 17011 Beach Blvd., Suite 900
Huntington Beach, CA  92647

  (Address of principal executive offices)

Issuer’s telephone number:	(514) 843-5959 ext. 110
Issuer’s facsimile number:	(905) 248-5353

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
 (732) 530-9007
www.SourlisLaw.com

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days:  $2,503,587 based on a sales price of $0.35 per share on May 6, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of the date of this Amendment No. 1, there were 20,718,477 shares of our common stock and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

EXPLANTORY NOTE

The Registrant is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2008 pursuant to a comment letter, dated April 27, 2009, received from the Securities and Exchange Commission on April 27, 2009.

The Auditors’ report included in the Company’s original Form 10-K for the fiscal year ended December 31, 2008 did not refer to the balance sheet for the year ended December 31, 2007 in so far as it relates to their conclusion that the financial statements present fairly the financial position of the Company.

The amended Auditors’ report included in this Amendment No. 1 has been amended to comply with the SEC’s comment and is included in this Amendment No. 1.

This Amendment No.1 on Form 10-K for the Registrant’s year ended December 31, 2008 incorporates by reference all of the other items of the originally filed Form 10-K.

The financial statements included in this Amendment No. 1 have not been changed from the original filing.

Item 8.  Financial Statements and Supplementary Data.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Impact Medical Solutions, Inc.

We have audited the accompanying balance sheet of Impact Medical Solutions, Inc. (the “Company”), as of December 31, 2008, and December 31, 2007, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years ended December 31, 2008, 2007 and 2006 and October 20, 1997 (date of inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the years ended December 31, 2008, 2007 and 2006 and October 20, 1997 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

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

1.           Organization and summary of significant accounting policies (continued)

Recent Account Pronouncements (continued)
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

4.           Loans from related parties (continued)

The Company intends to extend all loans to related parties that came due on April 30, 2009 to July 30, 2009.

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

5.           Convertible debt (continued)

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

The Company intends to extend all convertible loans that came due on April 30, 2009 to July 30, 2009.

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

The Company intends to extend all loans to Mr. Harrison that came due on April 30, 2009 to July 30, 2009.

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

The Company intends to extend the loan to MPR Health Systems that came due on April 30, 2009 to July 30, 2009.

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

8.           Shareholders’ equity (continued)

Common stock issuances

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

8.           Shareholders’ equity (continued)

Warrants (continued)

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

8.           Shareholders’ equity (continued)

Warrants (continued)

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

9.           Income taxes (continued)

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

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description

3.2 (1)	Bylaws of Impact Medical Solutions, Inc.

10.3(1)	Code of Ethics

31.1(2)
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008.

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

Date: May 7, 2009	IMPACT MEDICAL SOLUTIONS, INC.

	By:	/s/ Wayne Cockburn
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

Signature  Title  Date

/s/ Wayne D. Cockburn	President, Chief Executive Officer,	May 7, 2009
Wayne D. Cockburn	Secretary, Treasurer
and Interim Chief Financial Officer and
a Member of the Board of Directors
(Principal Executive Officer and
Principal Financial Officer)

/s/ Donald Paterson	Chairman of the Board of Directors	May 7, 2009
Donald Paterson

/s/ George Angelidis	Director	May 7, 2009
George Angelidis

/s/ Craig Lunsman	Director	May 7, 2009
Craig Lunsman

s/ Stephen Schectman	Director	May 7, 2009
Stephen Schectman