Form 10-Q
period 2009-03-31
Impact Medical Solutions, Inc.
filed 2009-05-20
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2009
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number:	000-52117

IMPACT MEDICAL SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5153331
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

17011 Beach Blvd., Suite 900, Huntington Beach, CA	92647
(Address of Principal Executive Offices)	(Zip Code)

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
☐ Yes      ☒ No

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
☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of May 19, 2009, there were 22,098,430 shares of the registrant’s Common Stock issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.
Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Balance Sheet
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and equivalents	$2,650	$34,015
Interest receivable	1,953	-
Prepaid expenses	5,218	5,218

Total current assets	9,821	39,233

Furniture and equipment, net of accumulated depreciation	14,687	17,270

Patent, net of accumulated amortization	335,783	343,136
	$360,291	$399,639

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loans from related parties, net of unamortized discount	$310,941	$311,896
Convertible notes, net of unamortized discount	451,924	448,724
Other loan payable, net of unamortized discount	9,566	9,884
Notes payable	34,613	34,613
Accounts payable	371,021	279,282
Accrued interest	173,921	153,229
Accrued salaries, vacation and other payroll items	717,483	653,733
Other accrued liabilities	30,000	30,000
Total current liabilities	2,099,469	1,921,361

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.0001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 20,518,466 and 18,768,466 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2,052	1,877
Additional paid-in capital	7,131,702	6,432,631
Subscription receivable	(250,000)	-
Deferred option and warrant costs	(827,636)	(612,081)
Deficit accumulated during the development stage	(7,795,296)	(7,344,149)
Total shareholders' deficit	(1,739,178)	(1,521,722)
	$360,291	$399,639

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			Cumulative
			from inception
			(October 20, 1997)
	Three months ended March 31,		to March 31,
	2009	2008	2009
Costs and expenses:

Research and development	$33,488	$34,104	$905,540
Medical and clinical	50,268	25,300	1,279,833
General and administrative	305,383	205,215	4,537,370

Operating loss	(389,139)	(264,619)	(6,722,743)

Other income (expense):

Interest expense	(63,045)	(125,589)	(1,067,646)

Interest income	1,996	-	2,286

	(61,049)	(125,589)	(1,065,360)

Loss before provision for taxes	(450,188)	(390,208)	(7,788,103)

Provision for taxes	(959)	(800)	(7,193)

Net loss	$(451,147)	$(391,008)	$(7,795,296)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	19,560,133	16,478,465

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,		Cumulative from inception (October 20, 1997)
	2009	2008	to March 31, 2009
Cash flows from operating activities:
Net loss	$(451,147)	$(391,008)	$(7,795,296)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,478	10,981	224,757
Loss on disposal of equipment	458	-	458
Amortization of loan discount	41,225	105,506	864,124
Issuance of common stock for services	145,383	64,095	777,266
Issuance of stock options and warrants for services	26,562	8,295	1,206,399
Decrease (increase) in current assets	(1,953)	(33)	(7,171)
Increase (decrease) in accounts payable	91,739	64,474	371,021
Increase (decrease) in accrued expenses	84,442	61,933	921,404
Net cash used by operating activities	(53,813)	(75,757)	(3,437,038)

Cash flows from investing activities:
Capital expenditures	-	-	(75,685)
Net cash used by investing activities	-	-	(75,685)

Cash flows from financing activities:
Proceeds from loans from related parties	25,000	-	366,500
Proceeds from convertible notes	-	70,000	452,991
Proceeds from loans from others	-	-	10,000
Payments on note payable	-	-	(65,387)
Issuance of common stock, net of costs	-	-	2,780,168
Net cash provided by financing activities	25,000	70,000	3,544,272

Effect of exchange rate changes	(2,552)	(5,959)	(28,899)

Net increase (decrease) in cash	(31,365)	(11,716)	2,650
Cash, beginning of period	34,015	15,144	-
Cash, end of period	$2,650	$3,428	$2,650

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with debt	$61,746	$49,051	$892,285
Issuance of common stock for a subscription receivable	$250,000	$-	$250,000

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to March 31, 2009 (Unaudited)

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

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to March 31, 2009 (Unaudited) (continued)

	Common Stock					Accumulated
			Additional		Deferred	During the	Total
	Number		Paid-in	Subscription	Option &	Development	Shareholders'
	of Shares	Total	Capital	Receivable	Warrant Cost	Stage	Equity (Deficit)
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$-	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	-	517,305
Shares issed for services	50,000	25	49,975	-	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-	-
Value of warrants issued	-	-	1,101,523	-	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	-	500,062	-	500,062
Net loss for 2006	-	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	1,585	4,384,842	-	(44,657)	(4,491,160)	(149,390)

Shares issued for services	625,000	63	454,937	-	(455,000)	-	-
Value of warrants issued			386,399	-	(33,363)	-	353,036
Amortization of share, option and warrant costs	-	-	-	-	145,583	-	145,583
Net loss for 2007	-	-	-	-	-	(1,263,489)	(1,263,489)
Balance, December 31, 2007	16,478,465	1,648	5,226,178	-	(387,437)	(5,754,649)	(914,260)
Shares issued for cash, net of issuance costs of $30,000	400,001	40	269,960	-	-	-	270,000
Settlement of liability	100,000	10	69,990	-	-	-	70,000
Shares issued for services	1,790,000	179	468,321	-	(356,000)	-	112,500
Value of warrants issued	-	-	398,182	-	(185,636)	-	212,546
Amortization of share, option and warrant costs	-	-	-	-	316,992	-	316,992
Net loss for 2008	-	-	-	-	-	(1,589,500)	(1,589,500)
Balance, December 31, 2008	18,768,466	1,877	6,432,631	-	(612,081)	(7,344,149)	(1,521,722)
Shares issued for services	1,250,000	125	387,375	-	(387,500)	-	-
Shares issued for a promissory note	500,000	50	249,950	(250,000)	-	-	-
Value of warrants issued	-	-	61,746	-	-	-	61,746
Amortization of share, option and warrant costs	-	-	-	-	171,945	-	171,945
Net loss for Q1 2009	-	-	-	-	-	(451,147)	(451,147)
Balance, March 31, 2009	20,518,466	$2,052	$7,131,702	$(250,000)	$(827,636)	$(7,795,296)	$(1,739,178)

The accompanying notes are an integral part of these condensed financial statements.

IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2009

1.           Organization and summary of significant accounting policies

Organization and Line of Business
Impact Medical Solutions, Inc. (a development stage company) (the "Company" or “IMS”), a Delaware corporation, was incorporated on October 20, 1997 as a Nevada corporation.  On September 9, 2003, IMS purchased a patent from MPR Health Systems, Inc., a California corporation; a patented medical information system called Muscle Pattern Recognition (“MPR”) with a value of $500,000.  On December 27, 2006, IMS entered into a Plan and Agreement of Merger (the “reverse merger”) with Freedom 1, Inc., a Delaware corporation and a “blank check company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whereby IMS was the surviving entity.  Since December 2002 and continuing after the reverse merger, IMS has been involved in the development and pre-market clinical testing of the MPR system.

Interim periods
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

New pronouncements
The Company adopted Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurement, effective July 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. SFAS 157 requires consideration of a company's own creditworthiness when valuing liabilities.

The Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective July 1, 2008. SFAS 159 provides an option to elect fair value as an alternative measurement basis for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments which are not subject to fair value under other accounting standards. As a result of adopting SFAS 159, the Company did not elect fair value accounting for any other assets and liabilities not previously carried at fair value.

Valuation Hierarchy
SFAS No. 157 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

         Level 1.     Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Level 1 assets and liabilities include debt and equity securities and derivative financial instruments actively traded on exchanges, as well as U.S. Treasury securities and U.S. Government and agency mortgage-backed securities that are actively traded in highly liquid over the counter markets.

1.           Organization and summary of significant accounting policies

         Level 2.     Observable inputs other than Level 1 prices such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs that are observable or can be corroborated, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 assets and liabilities include debt instruments that are traded less frequently than exchange traded securities and derivative instruments whose model inputs are observable in the market or can be corroborated by market observable data. Examples in this category are certain variable and fixed rate non-agency mortgage-backed securities, corporate debt securities and derivative contracts.

         Level 3.     Inputs to the valuation methodology are unobservable but significant to the fair value measurement. Examples in this category include interests in certain securitized financial assets, certain private equity investments, and derivative contracts that are highly structured or long-dated.

Determination of Fair Value
During the quarter ended March 31, 2009, the Company issued warrants with notes payable and for the extension of loan due dates.  These warrants were valued at fair value using the Black-Scholes method, a level 3 input.  Further details of the assumptions used in the Black-Scholes calculation may be found in Note 4.

2.           Loans from related parties

On February 20, 2009, the Company borrowed a total of $25,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on February 20, 2009, bears interest at 10% per annum and matures on May 20, 2009.  MPR Health Systems, Inc. was also granted 25,000 Series C common stock purchase warrants to purchase 25,000 shares of common stock at $1.25 per share until September 1, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,127 and is reflected as a discount on the loans and is being amortized over the extended life of the loans as interest expense.

During 2008, the Company borrowed $1,500 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on June 17, 2008, bears interest at 10% per annum and matured on September 17, 2008.  Mr. Cockburn was also granted 1,500 Series B common stock purchase warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $470 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On September 17, 2008, the maturity date of the $1,500 promissory note to Mr. Cockburn was extended to December 17, 2008.  Mr. Cockburn was granted an additional 1,500 Series B common stock purchase warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $144 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On December 17, 2008, the maturity date of the $1,500 promissory note to Mr. Cockburn was extended to April 30, 2009.  Mr. Cockburn was granted an additional 1,500 Series B common stock purchase warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $77 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.

2.           Loans from related parties (continued)

During 2008, the Company borrowed $10,000 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on June 2, 2008, bears interest at 10% per annum and matured on September 2, 2008.  Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,695 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On September 2, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to December 2, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $2,582 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On December 2, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to April 30, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $389 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.

During 2008, the Company borrowed $10,000 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on April 1, 2008, bears interest at 10% per annum and matured on July 1, 2008.  Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $2,879 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On July 1, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to October 31, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On October 31, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to January 31, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $462 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Cockburn was granted 10,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,303 at the time of issuance, and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense.

During 2007, the Company borrowed a total of $40,000 from Alan Goldman, one of its officers.  This loan, evidenced by a short-term promissory note issued on December 3, 2007, bears interest at 10% per annum and matured on March 3, 2008.  Mr. Goldman was also granted 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $14,126 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On March 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to June 3, 2008.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $11,920 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On June 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to October 31, 2008.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $14,780 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to January 31, 2009.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,846 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $5,211 and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense.

2.           Loans from related parties (continued)

During 2007, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on October 26, 2007, bears interest at 10% per annum and matured on January 26, 2008.  Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,148 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On January 26, 2008 the maturity date of the promissory note was extended to April 30, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On April 30, 2008 the maturity date of the promissory note was extended to July 1, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,167 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On July 1, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to October 31, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to January 31, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $462 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Cockburn was granted 10,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,303 and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense.

2.           Loans from related parties (continued)

During 2007, the Company borrowed a total of $100,000 from Frans Berndsen, one of its shareholders.  During the second quarter, $65,000 of these loans were issued and treated as 12% convertible notes payable as described in note 5.  As such, the shareholder was granted one Series B warrant for every $2.00 loaned for a total of 32,500 Series B common stock purchase warrants to purchase 32,500 shares of common stock at $1.00 per share until December 31, 2009, and a total debt discount of $23,599 was recorded to be amortized over the life of the loan.  On September 27, 2007 the Company and the lender agreed there had been a misunderstanding and a debt restructuring occurred.  The original $65,000 in loans were restructured to modify the original terms, as well as for the remaining $35,000 which was received in the third quarter and for which 17,500 Series B warrants had been issued.  These loans, evidenced by short-term promissory notes issued on May 31, 2007, June 8, 2007 and July 17, 2007, bear interest at 10% per annum and matured on September 27, 2007.  The 50,000 Series B warrants previously issued were cancelled and in connection with the short-term promissory notes, the shareholder was granted 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $44,154 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense.  The future cash payments of the new loan exceed the carrying value of the loan as of the restructuring date, so no gain was recorded.  On September 27, 2007 the maturity date of the promissory note was extended to December 27, 2007.  The shareholder was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $18,023 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On December 27, 2007, the maturity date of the promissory note was extended to March 31, 2008.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $34,624 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On March 31, 2008, the maturity date of the promissory note was extended to July 1, 2008.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $28,793 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On July 1, 2008, the maturity date of the $100,000 promissory note to Mr. Berndsen was extended to October 31, 2008.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $19,008 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $100,000 promissory note to Mr. Berndsen was extended to January 31, 2009.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,616 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Berndsen was granted 100,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $13,028 and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense.

2.           Loans from related parties (continued)

During 2007, the Company borrowed $25,000 from George Angelidis, one of its directors.  This loan, evidenced by a short-term promissory note issued on March 21, 2007, bears interest at 10% per annum and matured on June 1, 2007.  Mr. Angelidis was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $11,291 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense.  On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $11,121 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On August 1, 2007 the maturity date of the promissory note was extended to December 31, 2007.  Mr. Angelidis was granted an additional 50,000 Series B common stock purchase warrants to purchase 50,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $22,320 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  Effective January 1, 2008, the maturity date of the promissory note was extended to March 31, 2008.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $8,656 at the time of issuance, and was reflected as a discount on the loan and amortized over the extended life of the loan as interest expense.  On March 31, 2008, the maturity date of the promissory note was extended to July 1, 2008.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $7,198 at the time of issuance, and was reflected as a discount on the loan and amortized over the extended life of the loan as interest expense. On July 1, 2008, the maturity date of the $25,000 promissory note to Mr. Angelidis was extended to October 31, 2008.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,752 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $25,000 promissory note to Mr. Angelidis was extended to January 31, 2009.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,154 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Angelidis was granted 25,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,257 and is reflected as a discount on the loans and is being amortized over the extended life of the loans as interest expense.

In 2004, the Company borrowed a total of CD$145,000 from Cavandale Corporation, a Company owned by one of the directors.  The loans bear interest at 10% and matured November 1, 2004.  Cavandale was also granted 211,270 Series A warrants at $.50 per share.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,225 at the time of issuance, and was reflected as a discount on the loans, and amortized over the life of the loan as interest expense.  In February 2005, the due date of the loans was extended to July 1, 2005 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $19,246 at the time of issuance, and was reflected as a discount on the loans and amortized over the extended life of the loan as interest expense.  In August 2005, the due date of the loans was extended to July 1, 2006 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $16,450 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense.  In July 2006, the due date of the loans was extended to July 1, 2007 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $39,095 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense.  In July 2007, the due date of the loans was extended to July 1, 2008.  Cavandale was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $44,484 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On July 1, 2008, the due date of the loans was extended to October 1, 2008.  Cavandale was granted an additional 145,000 Series B common stock purchase warrants to purchase 145,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $27,562 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On October 1, 2008, the due date of the loans was extended to January 1, 2009.  Cavandale was granted an additional 145,000 Series B common stock purchase warrants to purchase 145,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $12,642 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On January 1, 2009, this loan was extended to July 1, 2009 and Cavendale was granted 290,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $33,214 and is reflected as a discount on the loans and is being amortized over the extended life of the loans as interest expense.

2.           Loans from related parties (continued)

Subsequent to quarter end, the $100,000 loans from Frans Berndsen were converted to common stock (see note 7) and $96,500 loans from related parties were extended from April 30, 2009 to July 30, 2009. In exchange for extending the due date, the related parties were granted 96,500 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense beginning May 1, 2009.

3.           Convertible debt

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

3.           Convertible debt (continued)

During the quarter ended September 30, 2007, $65,000 of this debt was restructured.  See note 4.

On January 25, 2008, the due date of the convertible loans issued to that time was extended to April 30, 2008 in exchange for 100,748 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $19,150 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.

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

Subsequent to quarter end, the $452,991 of convertible notes were extended from April 30, 2009 to July 30, 2009. In exchange for extending the due date, the convertible note holders were granted 113,248 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense beginning May 1, 2009.

4.           Other loan payable

On April 22, 2008, the Company borrowed a total of $10,000 from Gregory Harrison, an individual who has also loaned the Company $100,000 in the convertible note program.  This loan, evidenced by a short-term promissory note issued on April 22, 2008, bears interest at 10% per annum and matures on July 22, 2008.  Mr. Harrison was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,346 at the time of issuance, and was reflected as a discount on the loan and was amortized over the life of the loan as interest expense.  On July 22, 2008, the maturity date of the $10,000 promissory note to Mr. Harrison was extended to October 1, 2008.  Mr. Harrison was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $2,503 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 1, 2008, the maturity date of the $10,000 promissory note to Mr. Harrison was extended to January 31, 2009.  Mr. Harrison was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $462 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Harrison was granted 10,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,303 and is reflected as a discount on the loans and is being amortized over the extended life of the loans as interest expense.

4.           Other loan payable (continued)

Subsequent to quarter end, this loan was extended from April 30, 2009 to July 30, 2009. In exchange for extending the due date, Mr. Harrison was granted 10,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense beginning May 1, 2009.

5.           Note payable

In 2003, the Company purchased a patent from MPR Health Systems, Inc. for 8,000,000 shares of the Company’s common stock and a 5-year $100,000 Demand Promissory Note (the “Note”). The Note bears interest at 2% and was due and payable on August 23, 2008.  On August 23, 2008, the due date of the note was extended to January 31, 2009 with the same terms.  On January 31, 2009 the due date of the note was extended to April 30, 2009 with the same terms, and on April 30, 2009 the due date of the note was extended to July 30, 2009 with the same terms.

6.           Shareholders’ equity

Stock issuance
On February 3, 2009 the Company issued 500,000 shares of its common stock in exchange for a two year promissory note with 3974715 Canada Ltd.  The note bears interest at 5% per annum, with quarterly payments beginning July 1, 2009.

In December 2008, the Company issued a total of 1,300,000 shares of the Company’s common stock to two consultants and a related party for consulting services.  Under the terms of the consulting agreements, the vendors had the ability to earn an additional 1,000,000 shares upon reaching a certain milestone defined in the agreements.  All shares pursuant to the consulting agreements were subject to resale restrictions under Rules 504 and 505, Regulation D of the Securities Act of 1933.

In February 2009, the agreements were amended whereby the 1,000,000 additional shares were issued immediately to the vendors; however the resale restrictions were amended to reflect Regulation S of the Securities Act of 1933 (Rules Governing offers and Sales Made Outside the United States Without Registration). The 1,300,000 shares, issued in December 2008 under Regulation D, were returned to the Company to be held until April 30, 2009.  If a certain milestone is not met by April 30, 2009, the vendors have agreed to have the shares cancelled and returned to the Company.  If the milestone is met, the shares will be returned to the vendors.  Subsequent to the quarter end, the achievement of the milestones has been extended to June 30, 2009.

In June 2008, the Company entered into a two year consulting agreement with a related party.  Payment on this contract was 500,000 Series C warrant to purchase 500,000 shares of the Company’s common stock.  In March 2009, this contract was extended for an additional year in exchange for 250,000 shares of common stock.

Warrants
During the three months ended March 31, 2009, the Company issued 485,000 Series B common stock purchase warrants to extend six loans from related parties and one loan from an unrelated individual.  The following weighted average assumptions were used to calculate the warrants issued in exchange for these loan extensions: term of .92 to 1 year, risk-free interest rate of .875% to 1.125%; volatility of 122% and a weighted fair value of $.1145 to $.1303.

6.           Shareholders’ equity

Warrants (continued)
During the three months ended March 31, 2009, the Company issued 25,000 Series C common stock purchase warrants along with a promissory note to a related party. The following weighted average assumptions were used to calculate the warrants issued in exchange for this loan: term of 2.54 years, risk-free interest rate of 1.375%; volatility of 87% and a weighted fair value of $.1251.

7.           Subsequent events

Private placement
In March 2009, the Board of Directors authorized a private placement to sell up to 500,000 units of the Company’s common stock and Series A warrants at $.30 per unit.  Each unit shall be comprised of one share of the Company’s common stock and one Series A warrant.  The Series A warrants may be exercised to purchase an equivalent number of common shares at $0.50 per share and expire June 30, 2009.  On April 8, 2009, the Company sold 200,000 units for gross proceeds of $60,000 to two “accredited investors” (as that term is defined under Regulation D promulgated under the Securities Act).  On April 17, 2009, the company sold 50,000 units to one of the same “accredited investors” for gross proceeds of $15,000.  On April 23, 2009, the Company sold 100,000 units to the other “accredited investor” for gross proceeds of $30,000.  On May 5, 2009, the Company sold 133,333 units to an “accredited investor” for gross proceeds of $40,000.

Loans from related parties
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

Consulting agreement
On April 16, 2009, the Company entered into a one year consulting agreement for strategic communications services.  Payment on this contract will be as follows:
•	$3,000 per month for the first three months;
•	$10,000 per month for the remaining nine months, though this amount may be negotiated downward if the Company fails to raise $1,500,000 in the first ninety days of the contract;
•	50,000 shares of the Company’s common stock upon execution of the contract and 70,000 additional shares of the Company’s common stock after ninety days;
•	50,000 Series A warrants upon execution of the contract and 110,000 additional Series A warrants after ninety days.
The Company will value the shares of common stock issued at the closing price of the Company’s shares on the day of issuance.  Fair value for the warrants will be calculated using the Black-Scholes method.  All expenses will be amortized over the life of the contract.

Apartment lease
Effective April 1, 2009, the Company entered into a one year lease for apartment space in Quebec, Canada.  Monthly rent will be CD$1,150.

Debt conversion
On May 15, 2009, the Company finalized a settlement with one of its creditors, a related party.  The creditor has agreed to take 966,631 of the Company’s common shares to settle all debts due to this creditor.  On May 15, 2009, the Company negotiated settlement agreements with two of its creditors.  One creditor agreed to accept 50,000 shares of common stock for a debt of $48,000 and another agreed to accept 30,000 shares of common stock for a debt of $20,000.

Name change
On May 11, 2009, the Board of Directors of the Company adopted a resolution changing the name of the Company to iTech Medical, Inc.  Shareholders representing approximately 51.6% voted in favor of the name change.

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

We were formed on October 20, 1997 to pursue a business combination. We purchased the patent and trademark for the Muscle Pattern Recognition (MPR) System on September 9, 2003.  On December 27, 2006, we entered into a Plan and Agreement of Merger (the “Merger Agreement”) with Freedom 1, Inc. (“Freedom 1”), a “blank check company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Since December 2002 and continuing after the merger, we have been involved in the development and pre-market clinical testing of the MPR System.

On May 11, 2009, the Board of Directors of the Company adopted a resolution to change the name of the Company to iTech Medical, Inc.  Shareholders representing approximately 51.6% voted in favor of the name change on May 11, 2009. The Company has not yet changed the Company’s name but intends to do so in the near future.  At such time, the Company will file a Form 8-K as required under the Securities Exchange Act of 1934, as amended.

Business

We are a healthcare information technology company.  On September 9, 2003, we purchased a patent and trademark from MPR Health Systems, Inc., a California corporation, for a medical information system called Muscle Pattern Recognition (“MPR”) with a value of $500,000. MPR is a unique testing modality that objectively and quantitatively measures the biomechanical dysfunctions associated with musculoskeletal injuries of the neck and back.

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

Our success is dependent upon several factors, including establishing the efficacy of MPR in clinical trials, obtaining the necessary regulatory approvals to market MPR and maintaining sufficient levels of funding through public and/or private financing.  Impact Medical Solutions (IMS) has not commercially marketed MPR in any market to-date.

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

Plan of Operation

Our goal for the next 12 months is to complete the development of the commercial version of the Muscle Pattern Recognition (MPR) System and to complete the clinical and regulatory program required for commercialization.  To achieve this goal, there are a number of activities that must take place simultaneously in the areas of Research and Development, Clinical and Regulatory Affairs.

In Research and Development, we will be continuing our efforts in four areas: (i) the completion of the commercial version of the MPR System, including the development of an integrated data management system that includes the development of a new normative data base, data collection, data analysis, reporting, billing and archiving; (ii)  documenting the MPR Training Manual and Training Program for new Technicians; (iii)  reviewing our peer-review publication status; and  (iv) working together with our Regulatory Affairs consultants in the documentation of the MPR System for the Food and Drug Administration (FDA).

In the area of Clinical Affairs, our work is currently being directed at the completion of the pilot clinical trial program in support of our research and development activities.  After the completion of the pilot clinical trial, we expect to begin the independent clinical trial of the MPR System.  Following the successful completion of this study, we will turn our attention to the preparation of clinical papers for submission to peer-review journals.

Our regulatory program is being directed at four specific programs:  (i)  documenting the product design for the MPR System and preparing the Design History File for FDA;  (ii)  finalizing manufacturing plans for the commercial MPR System including testing, packaging, labeling, shipping, installation and servicing;  (iii)  developing a Quality Management System in compliance with FDA’s Quality System Regulation (QSR) for medical devices; and (iv) completing the documentation for ISO 13485(2003) compliance.

Results of Operations

Revenues. We have not generated any revenues since our inception on October 20, 1997.

Cash and Cash Equivalents. At March 31, 2009, we had $2,650 cash and cash equivalents on hand compared to $34,015 at December 31, 2008.  This decrease was due to increased expenses incurred in our clinical affairs.

Total Assets. At March 31, 2009, we had total assets of $360,291 compared to $399,639 at December 31, 2008.  This decrease was primarily due to a decrease in cash and cash equivalents and to the amortization of our patent.

Total Liabilities. At March 31, 2009, we had total current liabilities of $2,099,469 compared to $1,921,261 at December 31, 2008.  This increase was primarily due to an increase in accrued interest, loans payable, accrued salaries and accounts payable.

Research and Development. For the three months ended March 31, 2009, we had research and development expenses of $33,488 compared to $34,104 for the three months ended March 31, 2008.  These expenses are attributable to development work being conducted on our MPR technology.

Medical and Clinical Expenses.  For the three months ended March 31, 2009, we had medical and clinical expenses of $50,268 compared to $25,300 for the three months ended March 31, 2008.  This increase was primarily due to the costs incurred in the clinical trial that was initiated in February, 2009.

General and Administrative Expenses. For the three months ended March 31, 2009, we had general and administrative expenses of $305,383 compared to $205,215 for the three months ended March 31, 2008.  This increase was primarily due to an increase in the issuance of stock and warrants for services.

Operating Losses. For the three months ended March 31, 2009, we had an operating loss of $389,139 compared to $264,619 for the three months ended March 31, 2008.  This increase was primarily due to an increase in clinical activity and an increase in the issuance of stock and warrants for services.

Net Loss. For the three months ended March 31, 2009, we had a net loss of $451,147 compared to $391,008 for the three months ended March 31, 2008.  This increase was primarily due to an increase in clinical activity and an increase in the issuance of stock and warrants for services, offset somewhat by a decrease in interest expense.

Liquidity and Capital Resources

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Two of our four employees and two of our independent consultants devote at least a portion of their time to research and development activities.

For the three months ended March 31, 2009 and March 31, 2008, we incurred a net loss of $451,147 and $391,008, respectively.  At March 31, 2009, we had $2,650 cash on hand, as compared to $34,015 at December 31, 2008.  At March 31, 2009, we had a stockholders’ deficit of $1,739,178 as compared to $1,521,722 at December 31, 2008.We are in the development stage and have not earned any revenue since our inception. These factors have caused our auditors to express their doubt in their audit report for the fiscal year ended December 31, 2008 as to our ability to continue as a going concern.  We do not have enough cash on hand to fund our operations for the next 12 months.  Current funds available to us will not be adequate for us to complete our clinical program.  Therefore, we will need to raise additional funds in order to fully implement our business plan. We are attempting to raise approximately $2 to $3 million in additional funds through a private placement.  There can be no assurance that we will be successful in raising these additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

Our continued operations are dependent upon our ability to raise additional funds through bank borrowings, equity or debt  issuances. There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on favorable terms.   If we cannot obtain needed funds, we may be forced to curtail or cease our activities. We may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive.

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our core research and development activities. Two of our four employees and two of our independent consultants currently devote at least a portion of their time to our research and development activities.  We anticipate increasing levels of resources will be dedicated to research and clinical development in the implementation of our business strategy within the next 12 months.

As our business grows, we anticipate hiring additional employees and retaining additional consultants on as needed basis.  We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. If we are unable to generate increased revenue, it may be necessary for us to significantly reduce expenses or raise additional capital to stay in business. Although we believe the additional capital we will require will be provided through increased revenue, we cannot assure you that we can generate sufficient revenue to maintain projected operating levels. Accordingly, we may need to try to secure additional equity or debt financing which we cannot assure you would be available to us at prices that would be acceptable. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business.

Financings

Since December 31, 2008, we have raised an aggregate amount of $45,000 through two short-term promissory notes from a related party.  On February 20, 2009, the Company borrowed a total of $25,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on February 20, 2009, bears interest at 10% per annum and matures on May 20, 2009.  MPR Health Systems, Inc. was also granted 25,000 Series C common stock purchase warrants to purchase 25,000 shares of common stock at $1.25 per share until September 1, 2011.  On April 2, 2009, the Company borrowed a total of $20,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on April 2, 2009, bears interest at 10% per annum and matures on July 2, 2009.  MPR Health Systems, Inc. was also granted 20,000 Series B common stock purchase warrants to purchase 20,000 shares of common stock at $1.00 per share until December 31, 2009.  The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

During the three months ended March 31, 2009, the Company issued 485,000 Series B common stock purchase warrants to extend six loans from related parties and one loan from an unrelated individual. Subsequent to the quarter end, $96,500 of the related party loans were extended along with the $10,000 unrelated party note (see Notes 2 and 4 to the financial statements).  On January 31, 2009, the Company extended a promissory note to a related party under the same terms (see Note 5 to the financial statements). During the three months ended March 31, 2009, there were no further issuances of convertible promissory notes. Subsequent to quarter end, the $452,991 of convertible notes were extended  (see Note 3 to the financial statements).

Private Placement

On March 28, 2009, the Board authorized a private placement of 500,000 Units of common stock and Series A Warrants.  The Unit price is $0.30 and each Unit is comprised of one share of common stock, one Series A Warrant.  Each Series A Warrant entitles the holder thereof the right to purchase one share of common stock at a purchase price of $0.50 until June 30, 2009. On April 8, 2009, we sold 200,000 Units for gross proceeds of $60,000 to two “accredited investors” (as that term is defined under Regulation D promulgated under the Securities Act.  On April 17, 2009, we sold 50,000 Units to one of the two “accredited investors” for gross proceeds of $15,000. On April 23, 2009, we sold 100,000 Units to the other “accredited investor” for gross proceeds of $30,000. On May 5, 2009, we sold 133,333 Units to a third “accredited investor” for gross proceeds of $40,000.  Each Unit is comprised of one share of common stock, one Series ‘A’ common share purchase warrant.  The Series ‘A’ warrants may be exercised to purchase an equivalent number of common shares at $0.50 per share and expire June 30, 2009. We issued the Units and underlying securities pursuant to the exemptions from registration under the Securities Act under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.  We intend to use the proceeds of the financing to complete the work listed in the Research and Development and Regulatory sections above.

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

Patent

Patent consists of U.S. Patent No. 6,280,395 and legal fees incurred in maintaining the patent for our product.  These costs are being amortized over a period of seventeen years using the straight-line method.  Our patent expires in January 2020.

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

Item 4.   Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not a party to or the subject of any pending legal proceeding or proceeding of a governmental authority. The Company is not aware of any pending claim or proceeding nor is threatened with any claim or proceedings.

Item 1A. Risk Factors.

N/A

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

On February 3, 2009, Impact Medical Solutions, Inc. issued 500,000 shares of common stock to 3974715 Canada Inc. (the “Borrower”) in consideration for a Promissory Note for $250,000.  The Borrower agreed to make equal quarterly payments of principal and interest at the rate of 5% per annum based upon an amortization of 24 months.  Quarterly payments shall be due on or before the first day of each Quarter with the first payment being due on or before July 1, 2009.  If not sooner paid, all amounts due under this Note, including principal, interest and other charges shall be due and payable in full on or before the first day of February 3, 2011 (the “Maturity Date”). The Company issued the shares to the Borrower under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuance did not involve a public offering of securities.

On February 18, 2009, Impact Medical Solutions, Inc. issued 328,571 shares of common stock to Mark Billings in consideration for amending a consulting agreement, dated December 9, 2009 (the “Billings Agreement”), wherein Mr. Billings agreed to provide the Company with his strategic management and financial expertise and also to provide various services in business development and corporate reorganization.  In the amendment, Mr. Billings agreed to forfeit the 427,143 shares of common stock he was granted on December 9, 2008 under the Billings Agreement if the Company was unable to complete a private placement of not less than one million dollars on or before April 30, 2009.  The Company issued the 328,571 shares to Mr. Billings under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuance did not involve a public offering of securities.

On February 18, 2009, Impact Medical Solutions, Inc. issued 328,571 shares of common stock to Dumasbancorp ULC in consideration for amending a consulting agreement, dated December 9, 2009 (the “DBC Agreement”), wherein Dumasbancorp ULC agreed to provide the Company with its strategic management and financial expertise and also to provide various services in business development and corporate reorganization.  In the amendment, Dumasbancorp ULC agreed to forfeit the 427,143 shares of common stock it was granted on December 9, 2008 under the DBC Agreement if the Company was unable to complete a private placement of not less than one million dollars on or before April 30, 2009.  The Company issued the 328,571 shares to Dumasbancorp ULC under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuance did not involve a public offering of securities.

On February 18, 2009, Impact Medical Solutions, Inc. issued 342,858 shares of common stock to Roy Bonnell & Associates in consideration for amending a consulting agreement, dated December 9, 2009 (the “BA Agreement”), wherein Roy Bonnell & Associates agreed to provide the Company with its strategic management and financial expertise and also to provide various services in business development and corporate reorganization.  In the amendment, Roy Bonnell & Associates agreed to forfeit the 445,714 shares of common stock it was granted on December 9, 2008 under the BA Agreement if the Company was unable to complete a private placement of not less than one million dollars on or before April 30, 2009.  The Company issued the 342,858 shares to Roy Bonnell & Associates under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuance did not involve a public offering of securities.

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

On March 16, 2009, Impact Medical Solutions, Inc. issued 250,000 shares of common stock to a related party in consideration for providing various consulting services in business development and corporate finance related to the Company’s work in the European Union. The Company issued the shares to the related party under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuance did not involve a public offering of securities.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Form 8-K Information

On December 9, 2008, Impact Medical Solutions, Inc. issued 427,143 shares of common stock to Mark Billings in consideration for entering into a consulting agreement wherein Mr. Billings agreed to provide the Company with his strategic management and financial expertise and also to provide various services in business development and corporate reorganization. The Company issued the shares to Mr. Billings under the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that such issuance did not involve a public offering of securities.

On February 25, 2009, the Company commenced a pilot clinical study of the Company’s proprietary information technology platform, Muscle Pattern Recognition (MPR).  MPR is a unique clinical tool that analyzes patterns of muscle recruitment and provides detailed physiological information on muscle function that can assist in the diagnosis and treatment of back and neck injuries and illness.  The trial is being conducted at the Utah Spine and Joint Center in Salt Lake City, Utah and is expected to involve several hundred subjects.

The Company also announced that its common shares had been accepted for trading on the Frankfurt Stock Exchange under the ticker symbol "0IM".  The International Security Identification Number (ISIN) number is US45257K1007.

Subsequent Events

Apartment lease
Effective April 1, 2009, the Company entered into a one year lease for apartment space in Quebec, Canada.  Monthly rent will be CD$1,150.

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

On April 8, 2009, the Company sold 200,000 Units for gross proceeds of $60,000 to two “accredited investors” (as that term is defined under Regulation D promulgated under the Securities Act.  Each Unit is comprised of one share of common stock, one Series ‘A’ common share purchase warrant.  The Series ‘A’ warrants may be exercised to purchase an equivalent number of common shares at $0.50 per share and expire June 30, 2009. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company

On April 17, 2009, the Company sold 50,000 Units to one of the above two referenced same “accredited investors” for gross proceeds of $15,000. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

On April 23, 2009, the Company sold 100,000 Units to the other “accredited investors” referenced above for gross proceeds of $30,000. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

On April 16, 2009, the Company entered into a one year consulting agreement for strategic communications services.  Payment on this contract will be as follows:

•	$3,000 per month for the first three months;
•	$10,000 per month for the remaining nine months, though this amount may be negotiated downward if the Company fails to raise $1,500,000 in the first ninety days of the contract;
•	50,000 shares of the Company’s common stock upon execution of the contract and 70,000 additional shares of the Company’s common stock after ninety days;
•	50,000 Series A warrants upon execution of the contract and 110,000 additional Series A warrants after ninety days.

The Company will value the shares of common stock issued at the closing price of the Company’s shares on the day of issuance.  Fair value for the warrants will be calculated using the Black-Scholes method.  All expenses will be amortized over the life of the contract.

On April 30, 2009, the $452,991 of convertible notes referenced in Note 3 to the financial statements above were extended from April 30, 2009 to July 30, 2009. In exchange for extending the due date, the convertible note holders were granted 113,248 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense beginning May 1, 2009.

On April 30, 2009, three $10,000 loans and a $1,500 loan from Wayne Cockburn, a $10,000 loan from Gregory Harrison, a $25,000 loan from George Angelidis and a $40,000 loan from Alan Goldman were extended to July 30, 2009. These loans are reflected in the caption “loans from related parties” and “other loan payable” in the accompanying March 31, 2009 balance sheet.  In exchange for extending the due dates of the respective loans, Mr. Cockburn was granted 31,500 Series B warrants, Mr. Harrison was granted 10,000 Series B warrants, Mr. Angelidis was granted 25,000 Series B warrants and Dr. Goldman was granted 40,000 Series B warrants.  Holders of the Series B warrants may purchase shares of common stock at $1.00 per share until December 31, 2009.  The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company

On May 5, 2009, the Company sold 133,333 Units to an “accredited investor” for gross proceeds of $40,000.  Each Unit is comprised of one share of common stock, one Series ‘A’ common share purchase warrant.  The Series ‘A’ warrants may be exercised to purchase an equivalent number of common shares at $0.50 per share and expire June 30, 2009. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

On May 15, 2009, the Company finalized a settlement with one of its creditors, a related party.  The creditor has agreed to take 966,631 of the Company’s common shares to settle all debts due to this creditor.  On May 15, 2009, the Company negotiated settlement agreements with two of its creditors.  One creditor agreed to accept 50,000 shares of common stock for a debt of $48,000 and another agreed to accept 30,000 shares of common stock for a debt of $20,000.

On May 11, 2009, the Board of Directors of the Company adopted a resolution to change the name of the Company to iTech Medical, Inc.  Shareholders representing approximately 51.6% voted in favor of the name change on May 11, 2009. The Company has not yet changed the Company’s name but intends to do so in the near future.  At such time, the Company will file a Form 8-K as required under the Securities Exchange Act of 1934, as amended.

Item 6.  Exhibits.
EXHIBIT INDEX

Exhibit No.	Description
31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2009.

32.1	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2009	IMPACT MEDICAL SOLUTIONS, INC.

	By:	/S/ WAYNE COCKBURN
Wayne Cockburn
President, Chief Executive Officer,
Secretary, Treasurer and Interim Chief
Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial/Accounting Officer)