Form 10-Q
period 2009-06-30
Impact Medical Solutions, Inc.
filed 2009-09-21
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2009
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission file number:	000-52117

IMPACT MEDICAL SOLUTIONS, INC.

(Exact Name of  Registrant as Specified in Its Charter)

Delaware	20-5153331
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

17011 Beach Blvd., Suite 900, Huntington Beach, CA	92647
(Address of Principal Executive Offices)	(Zip Code)

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
☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of September 21, 2009, there were 22,031,763 shares of the registrant’s Common Stock issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.
Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Balance Sheet
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and equivalents	$8,893	$34,015
Prepaid expenses	6,368	5,218

Total current assets	15,261	39,233

Furniture and equipment, net of accumulated depreciation	12,338	17,270

Patent, net of accumulated amortization	328,430	343,136
	$356,029	$399,639

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loans from related parties, net of unamortized discount	$365,004	$311,896
Convertible notes, net of unamortized discount	451,774	448,724
Other loan payable, net of unamortized discount	9,896	9,884
Notes payable	34,613	34,613
Accounts payable	339,664	279,282
Accrued interest	201,361	153,229
Accrued salaries, vacation and other payroll items	752,964	653,733
Other accrued liabilities	30,000	30,000
Total current liabilities	2,185,276	1,921,361

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.0001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 20,765,132 and 18,768,466 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2,077	1,877
Additional paid-in capital	7,757,561	6,432,631
Deferred option and warrant costs	(608,449)	(612,081)
Deficit accumulated during the development stage	(8,980,436)	(7,344,149)
Total shareholders' deficit	(1,829,247)	(1,521,722)
	$356,029	$399,639

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three months		Six months		(October 20,
	ended June 30,		ended June 30,		1997) to
	2009	2008	2009	2008	June 30, 2009

Costs and expenses:

Research and development	$30,736	$33,561	$64,224	$67,665	$936,276
Medical and clinical	62,005	25,261	112,273	50,561	1,341,838
General and administrative	728,336	166,618	1,033,719	371,833	5,265,706

Operating loss	(821,077)	(225,440)	(1,210,216)	(490,059)	(7,543,820)

Other income (expense):

Interest expense	(362,110)	(97,123)	(425,155)	(222,712)	(1,429,756)

Interest income	(1,953)	-	43	-	333

	(364,063)	(97,123)	(425,112)	(222,712)	(1,429,423)

Loss before provision for taxes	(1,185,140)	(322,563)	(1,635,328)	(712,771)	(8,973,243)

Provision for taxes	0	0	(959)	(800)	(7,193)

Net loss	$(1,185,140)	$(322,563)	$(1,636,287)	$(713,571)	$(8,980,436)

Basic and diluted net loss
per share	$(0.06)	$(0.02)	$(0.08)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	21,025,022	16,479,198	20,296,624	16,478,831

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
 (a Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Six months		(October 20,
	ended June 30,		1997)
	2009	2008	June 30, 2009
Cash flows from operating activities:
Net loss	$(1,636,287)	$(713,571)	$(8,980,436)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	19,656	21,992	234,935
Loss on disposal of equipment	458	-	458
Amortization of loan discount	379,751	181,852	1,202,650
Issuance of common stock for services	494,882	126,015	1,126,765
Issuance of stock options and warrants for services	258,475	17,702	1,438,312
Decrease (increase) in current assets	(1,150)	(33)	(6,368)
Increase (decrease) in accounts payable	60,362	121,801	339,644
Increase (decrease) in accrued expenses	147,363	133,785	984,325
Net cash used by operating activities	(276,490)	(110,457)	(3,659,715)

Cash flows from investing activities:
Capital expenditures	(476)	-	(76,161)
Net cash used by investing activities	(476)	-	(76,161)

Cash flows from financing activities:
Proceeds from loans from related parties	45,000	31,500	386,500
Proceeds from convertible notes	-	70,000	452,991
Proceeds from loans from others	-	-	10,000
Payments on note payable	-	-	(65,387)
Issuance of common stock, net of costs	200,000	45,000	2,980,168
Net cash provided by financing activities	245,000	146,500	3,764,272

Effect of exchange rate changes	6,844	(4,263)	(19,503)

Net increase (decrease) in cash	(25,122)	31,780	8,893
Cash, beginning of period	34,015	15,144	-
Cash, end of period	$8,893	$46,924	$8,893

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with debt	$70,865	$123,137	$901,404

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
 (a Development Stage Company)
Condensed Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to June 30, 2009 (Unaudited)

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

Impact Medical Solutions, Inc.
 (a Development Stage Company)
Condensed Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to June 30, 2009 (Unaudited) (continued)

	Common Stock				Accumulated
			Additional	Deferred	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity (Deficit)
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	517,305
Shares issed for services	50,000	25	49,975	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-
Value of warrants issued	-	-	1,101,523	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	500,062	-	500,062
Net loss for 2006	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	1,585	4,384,842	(44,657)	(4,491,160)	(149,390)

Shares issued for services	625,000	63	454,937	(455,000)	-	-
Value of warrants issued			386,399	(33,363)	-	353,036
Amortization of share, option and warrant costs	-	-	-	145,583	-	145,583
Net loss for 2007	-	-	-	-	(1,263,489)	(1,263,489)
Balance, December 31, 2007	16,478,465	1,648	5,226,178	(387,437)	(5,754,649)	(914,260)
Shares issued for cash, net of issuance costs of $30,000	400,001	40	269,960	-	-	270,000
Settlement of liability	100,000	10	69,990	-	-	70,000
Shares issued for services	1,790,000	179	468,321	(356,000)	-	112,500
Value of warrants issued	-	-	398,182	(185,636)	-	212,546
Amortization of share, option and warrant costs	-	-	-	316,992	-	316,992
Net loss for 2008	-	-	-	-	(1,589,500)	(1,589,500)
Balance, December 31, 2008	18,768,466	1,877	6,432,631	(612,081)	(7,344,149)	(1,521,722)
Shares issued for services	1,330,000	133	538,084	(373,216)	-	165,001
Value of warrants issued	-	-	586,913	(450)	-	586,463
Shares issued for cash	666,666	67	199,933	-	-	200,000
Amortization of share, option and warrant costs	-	-	-	377,298	-	377,298
Net loss for six months ended June 30, 2009	-	-	-	-	(1,636,287)	(1,636,287)
Balance, June 30, 2009	20,765,132	$2,077	$7,757,561	$(608,449)	$(8,980,436)	$(1,829,247)

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
June 30, 2009

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

Interim periods
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

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

1.           Organization and summary of significant accounting policies

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

Determination of Fair Value
During the six months ended June 30, 2009, the Company issued warrants with notes payable and for the extension of loan due dates.  These warrants were valued at fair value using the Black-Scholes method, a level 3 input.  Further details of the assumptions used in the Black-Scholes calculation may be found in Note 6.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB statement No.133. SFAS No.161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No.161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. As such, the Company adopted these provisions at the beginning of the fiscal year ending December 31, 2009 and adoption had no impact on these financial statements.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its consolidated financial statements but does not expect it to have a material effect.

1.           Organization and summary of significant accounting policies (continued)

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009 and adoption had no impact on these financial statements.

In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes principles and requirements for subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. As such, the Company is required to adopt this standard in the current period. Adoption of SFAS 165 did not have a significant effect on the Company's consolidated financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 166 "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in the year ended December 31, 2010. The Company is evaluating the impact the adoption of SFAS 166 will have on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in the year ended December 31, 2010. The Company is evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

1.           Organization and summary of significant accounting policies (continued)

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". SFAS 168 replaces SFAS 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of SFAS 168 on its consolidated financial statements but does not expect it to have a material effect.

2.           Loans from related parties

On April 2, 2009, the Company borrowed a total of $20,000 from MPR Health Systems, Inc. (MPR).  This loan, evidenced by a short-term promissory note issued on April 2, 2009, bears interest at 10% per annum and matured on July 2, 2009.  MPR was also granted 20,000 Series B common stock purchase warrants to purchase 20,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $208 and was reflected as a discount on the loans and was amortized over the life of the loan as interest expense.  On July 2, 2009, the maturity date of the $20,000 promissory note to MPR was extended to October 31, 2009.  MPR was granted an additional 20,000 Series B common stock purchase warrants to purchase 20,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense beginning July 2, 2009.  The Company is currently negotiating with MPR to convert the principal amount of this note into common shares at a rate of $0.30 per share.

On February 20, 2009, the Company borrowed a total of $25,000 from MPR.  This loan, evidenced by a short-term promissory note issued on February 20, 2009, bears interest at 10% per annum and matures on May 20, 2009.  MPR was also granted 25,000 Series C common stock purchase warrants to purchase 25,000 shares of common stock at $1.25 per share until September 1, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,127 and was reflected as a discount on the loans and was amortized over the extended life of the loans as interest expense.  On May 20, 2009, the maturity date of the $25,000 promissory note to MPR was extended to August 20, 2009.  MPR was granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,710 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense. The Company is currently negotiating with MPR to convert the principal amount of this note into common shares at a rate of $0.30 per share.

2.           Loans from related parties (continued)

During 2008, the Company borrowed $1,500 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on June 17, 2008, bears interest at 10% per annum and matured on September 17, 2008.  Mr. Cockburn was also granted 1,500 Series B common stock purchase warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $470 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On September 17, 2008, the maturity date of the $1,500 promissory note to Mr. Cockburn was extended to December 17, 2008.  Mr. Cockburn was granted an additional 1,500 Series B common stock purchase warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $144 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On December 17, 2008, the maturity date of the $1,500 promissory note to Mr. Cockburn was extended to April 30, 2009.  Mr. Cockburn was granted an additional 1,500 Series B common stock purchase warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $77 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On April 30, 2009, the maturity date of the $1,500 promissory note to Mr. Cockburn was extended to July 29, 2009.  Mr. Cockburn was granted an additional 1,500 Series B common stock purchase warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $49 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  The Company is currently negotiating with Mr. Cockburn to convert the principal amount of this note into common shares at a rate of $0.30 per share.

During 2008, the Company borrowed $10,000 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on June 2, 2008, bears interest at 10% per annum and matured on September 2, 2008.  Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,695 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On September 2, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to December 2, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $2,582 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On December 2, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to April 30, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $389 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On April 30, 2009, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to July 29, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $326 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  The Company is currently negotiating with Mr. Cockburn to convert the principal amount of this note into common shares at a rate of $0.30 per share.

2.           Loans from related parties (continued)

During 2008, the Company borrowed $10,000 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on April 1, 2008, bears interest at 10% per annum and matured on July 1, 2008.  Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $2,879 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On July 1, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to October 31, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On October 31, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to January 31, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $462 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Cockburn was granted 10,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,303 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On April 30, 2009, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to July 29, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $326 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  The Company is currently negotiating with Mr. Cockburn to convert the principal amount of this note into common shares at a rate of $0.30 per share.

During 2007, the Company borrowed a total of $40,000 from Alan Goldman, one of its officers.  This loan, evidenced by a short-term promissory note issued on December 3, 2007, bears interest at 10% per annum and matured on March 3, 2008.  Mr. Goldman was also granted 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $14,126 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On March 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to June 3, 2008.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $11,920 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On June 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to October 31, 2008.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $14,780 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to January 31, 2009.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,846 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $5,211 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On April 30, 2009, this loan was extended to July 30, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,304 and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense.  On July 30, 2009, this loan was extended to October 31, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense beginning July 31, 2009.

2.           Loans from related parties (continued)

During 2007, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on October 26, 2007, bears interest at 10% per annum and matured on January 26, 2008.  Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,148 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On January 26, 2008 the maturity date of the promissory note was extended to April 30, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On April 30, 2008 the maturity date of the promissory note was extended to July 1, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,167 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On July 1, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to October 31, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to January 31, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $462 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Cockburn was granted 10,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,303 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On April 30, 2009, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to July 29, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $326 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  The Company is currently negotiating with Mr. Cockburn to convert the principal amount of this note into common shares at a rate of $0.30 per share.

2.           Loans from related parties (continued)

During 2007, the Company borrowed a total of $100,000 from Frans Berndsen, one of its shareholders.  During the second quarter, $65,000 of these loans were issued and treated as 12% convertible notes payable as described in note 3.  As such, the shareholder was granted one Series B warrant for every $2.00 loaned for a total of 32,500 Series B common stock purchase warrants to purchase 32,500 shares of common stock at $1.00 per share until December 31, 2011, and a total debt discount of $23,599 was recorded to be amortized over the life of the loan.  On September 27, 2007 the Company and the lender agreed there had been a misunderstanding and a debt restructuring occurred.  The original $65,000 in loans were restructured to modify the original terms, as well as for the remaining $35,000 which was received in the third quarter and for which 17,500 Series B warrants had been issued.  These loans, evidenced by short-term promissory notes issued on May 31, 2007, June 8, 2007 and July 17, 2007, bear interest at 10% per annum and matured on September 27, 2007.  The 50,000 Series B warrants previously issued were cancelled and in connection with the short-term promissory notes, the shareholder was granted 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $44,154 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense.  The future cash payments of the new loan exceed the carrying value of the loan as of the restructuring date, so no gain was recorded.  On September 27, 2007 the maturity date of the promissory note was extended to December 27, 2007.  The shareholder was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $18,023 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On December 27, 2007, the maturity date of the promissory note was extended to March 31, 2008.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $34,624 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On March 31, 2008, the maturity date of the promissory note was extended to July 1, 2008.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $28,793 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On July 1, 2008, the maturity date of the $100,000 promissory note to Mr. Berndsen was extended to October 31, 2008.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $19,008 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $100,000 promissory note to Mr. Berndsen was extended to January 31, 2009.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,616 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Berndsen was granted 100,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $13,028 and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense. The Company negotiated with Mr. Berndsen to convert these promissory notes totaling $100,000 plus accrued interest and other accrued liabilities of $30,000 at March 31, 2009 into shares of the Company’s common stock valued at $.30 per share, and the final paperwork was signed on August 28, 2009.  The conversion transaction will be recorded as of that date, with the resulting gain or loss on the transaction recorded in the third quarter of 2009.

2.           Loans from related parties (continued)

During 2007, the Company borrowed $25,000 from George Angelidis, one of its directors.  This loan, evidenced by a short-term promissory note issued on March 21, 2007, bears interest at 10% per annum and matured on June 1, 2007.  Mr. Angelidis was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $11,291 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense.  On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $11,121 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On August 1, 2007 the maturity date of the promissory note was extended to December 31, 2007.  Mr. Angelidis was granted an additional 50,000 Series B common stock purchase warrants to purchase 50,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $22,320 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  Effective January 1, 2008, the maturity date of the promissory note was extended to March 31, 2008.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $8,656 at the time of issuance, and was reflected as a discount on the loan and amortized over the extended life of the loan as interest expense.  On March 31, 2008, the maturity date of the promissory note was extended to July 1, 2008.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $7,198 at the time of issuance, and was reflected as a discount on the loan and amortized over the extended life of the loan as interest expense. On July 1, 2008, the maturity date of the $25,000 promissory note to Mr. Angelidis was extended to October 31, 2008.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,752 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $25,000 promissory note to Mr. Angelidis was extended to January 31, 2009.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,154 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Angelidis was granted 25,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,257 and was reflected as a discount on the loans and was amortized over the extended life of the loans as interest expense. On April 30, 2009, the maturity date of the $25,000 promissory note to Mr. Angelidis was extended to July 29, 2009.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $815 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  The Company is currently negotiating with Mr. Angelidis to convert the principal amount of this note into common shares at a rate of $0.30 per share.

2.           Loans from related parties (continued)

In 2004, the Company borrowed a total of CD$145,000 from Cavandale Corporation, a Company owned by one of the directors.  The loans bear interest at 10% and matured November 1, 2004.  Cavandale was also granted 211,270 Series A warrants at $.50 per share.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,225 at the time of issuance, and was reflected as a discount on the loans, and amortized over the life of the loan as interest expense.  In February 2005, the due date of the loans was extended to July 1, 2005 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $19,246 at the time of issuance, and was reflected as a discount on the loans and amortized over the extended life of the loan as interest expense.  In August 2005, the due date of the loans was extended to July 1, 2006 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $16,450 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense.  In July 2006, the due date of the loans was extended to July 1, 2007 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $39,095 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense.  In July 2007, the due date of the loans was extended to July 1, 2008.  Cavandale was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $44,484 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On July 1, 2008, the due date of the loans was extended to October 1, 2008.  Cavandale was granted an additional 145,000 Series B common stock purchase warrants to purchase 145,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $27,562 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On October 1, 2008, the due date of the loans was extended to January 1, 2009.  Cavandale was granted an additional 145,000 Series B common stock purchase warrants to purchase 145,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $12,642 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On January 1, 2009, this loan was extended to July 1, 2009 and Cavandale was granted 290,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $33,214 and is reflected as a discount on the loans and is being amortized over the extended life of the loans as interest expense.  On July 1, 2009, this loan was extended to October 31, 2009 and Cavandale was granted 145,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loans and will be amortized over the extended life of the loans as interest expense beginning July 1, 2009.

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

On October 31, 2008, the due date of the convertible loans issued to that time was extended to April 30, 2009 in exchange for 100,748 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,650 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.

On April 30, 2009, the due date of the convertible loans was extended to July 30, 2009. In exchange for extending the due date, the convertible note holders were granted 113,248 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,693 was be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense beginning May 1, 2009.

On September 2, 2009, the Board passed a resolution to convert only the principal amount of these loans into common shares at a rate of $0.30 per share for a total of 1,510,000 shares.  Interest has been accrued on these loans and is included in the caption “accrued interest” in the accompanying financial statements.

4.           Other loan payable

On April 22, 2008, the Company borrowed a total of $10,000 from Gregory Harrison, an individual who has also loaned the Company $100,000 in the convertible note program.  This loan, evidenced by a short-term promissory note issued on April 22, 2008, bears interest at 10% per annum and matures on July 22, 2008.  Mr. Harrison was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,346 at the time of issuance, and was reflected as a discount on the loan and was amortized over the life of the loan as interest expense.  On July 22, 2008, the maturity date of the $10,000 promissory note to Mr. Harrison was extended to October 1, 2008.  Mr. Harrison was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $2,503 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 1, 2008, the maturity date of the $10,000 promissory note to Mr. Harrison was extended to January 31, 2009.  Mr. Harrison was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $462 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Harrison was granted 10,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,303 and was reflected as a discount on the loans and was amortized over the extended life of the loans as interest expense.  On April 30, 2009 this loan was extended to July 30, 2009. In exchange for extending the due date, Mr. Harrison was granted 10,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $326 at the time of issuance and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense beginning May 1, 2009.  The Company is currently negotiating with Mr. Harrison to convert the principal amount of this note into common shares at a rate of $0.30 per share.

5.           Note payable

In 2003, the Company purchased a patent from MPR Health Systems, Inc. for 8,000,000 shares of the Company’s common stock and a 5-year $100,000 Demand Promissory Note (the “Note”). The Note bears interest at 2% and was due and payable on August 23, 2008.  On August 23, 2008, the due date of the note was extended to January 31, 2009 with the same terms.  On January 31, 2009 the due date of the note was extended to April 30, 2009 with the same terms, and on April 30, 2009 the due date of the note was extended to July 30, 2009 with the same terms.  On July 30, 2009 the due date of the note was extended to November 30, 2009 with the same terms.

6.           Shareholders’ equity

Stock issuance
On June 12, 2009, the Board of Directors authorized issuance of 300,000 shares of the Company’s common shares valued at $129,000 (the trading price on the date of grant was $0.43) for services.

On May 15, 2009, the Company negotiated a settlement with two of its creditors.  The creditors agreed to accept 80,000 of the Company’s common shares valued at $36,000 (the trading price on the date of settlement was $0.45) to settle $68,000 in accounts payable, resulting in a $32,000 gain on settlement of debt.  The gain on settlement of debt is included in general and administrative expenses in the accompanying statement of operations.

On April 16, 2009, the Company entered into a one year consulting agreement for strategic communications services.  Payment terms include issuance of 200,000 shares of the Company’s shares valued at $66,000 (the trading price on the contract date was $0.33) for services.  See note 7 for additional information about this contract. The value of the shares was deferred and is being amortized over the life of the contract.

In March 2009, the Board of Directors authorized a private placement to sell up to 500,000 units of the Company’s common stock and Series A warrants at $.30 per unit.  Each unit shall be comprised of one share of the Company’s common stock and one Series A warrant.  The Series A warrants may be exercised to purchase an equivalent number of common shares at $0.50 per share and expire June 30, 2011.  On May 22, 2009, the Board of Directors increased the private placement to sell an additional 166,667 units of the Company’s common stock and Series A warrants at $.30 per unit.  During the quarter ended June 30, 2009, the Company sold 666,666 units for gross proceeds of $200,000 to six non-US purchasers pursuant to Regulation S.

6.           Shareholders’ equity (continued)
Stock issuance (continued)

On February 3, 2009 the Company issued 500,000 shares of its common stock in exchange for a two year promissory note with 3974715 Canada Ltd.  The note bears interest at 5% per annum, with quarter payments beginning July 1, 2009.  On June 29, 2009 the Company and 3974715 Canada Ltd. agreed to cancel the 500,000 shares and related promissory note.

In December 2008, the Company issued a total of 1,300,000 shares of the Company’s common stock to two consultants and a related party for consulting services.  Under the terms of the consulting agreements, the vendors had the ability to earn an additional 1,000,000 shares upon reaching a certain milestone defined in the agreements.  All shares pursuant to the consulting agreements were subject to resale restrictions under Rules 504 and 505, Regulation D of the Securities Act of 1933.  In February 2009 the agreements were amended whereby the 1,000,000 additional shares were issued immediately to the vendors; however the resale restrictions were amended to reflect Regulation S of the Securities Act of 1933 (Rules Governing offers and Sales Made Outside the United States Without Registration). The 1,300,000 shares, issued in December 2008 under Regulation D, were returned to the Company to be held until April 30, 2009.  If a certain milestone is not met by April 30, 2009, the vendors have agreed to have the shares cancelled and returned to the Company.  If the milestone is met, the shares will be returned to the vendors.  On June 12, 2009, the Board of Directors cancelled 500,000 shares of the original 1,300,000 shares issued, and on June 30, 2009 the consulting agreements were further amended to state that the remaining 800,000 shares from the original issuance would be held by the Company until a certain milestone is met.  If that milestone is not achieved by November 30, 2009, the vendors have agreed to have the shares cancelled and returned to the Company.

In June 2008, the Company entered into a two year consulting agreement with a related party.  Payment on this contract was 500,000 Series C warrant to purchase 500,000 shares of the Company’s common stock.  In March 2009, this contract was extended for an additional year in exchange for 250,000 shares of common stock.

Warrants
On June 29, 2009, the Company extended the expiration dates of both the Series A and Series B common stock purchase warrants.  The Series A expiration date was extended from June 30, 2009 to June 30, 2011 and the Series B expiration date was extended from December 31, 2009 to December 31, 2011.

As a result of the due date extensions, the 300,000 Series A and 1,883,316 Series B warrants issued for consulting fees were re-valued at $211,058 and the resulting expense is included in general and administrative expenses in the accompanying statement of operations.  In addition, the 211,270 Series A and 3,072,988 Series B warrants issued for loans or convertible debt and the extension of loan due dates were re-valued at $304,540 and the resulting expense is included in interest expense in the accompanying statement of operations.  The following weighted average assumptions were used to calculate the extension date for the Series A and Series B warrants:  term of 2 to 2.5 years; risk-free interest rate of 1,875%; volatility of 85% to 93%; and a weighted fair value of $.08926 to $.1432.

During the six months ended June 30, 2009, the Company issued 616,500 Series B common stock purchase warrants to extend nine loans from related parties and one loan from an unrelated individual.  The convertible notes were also extended during this time frame and an additional 113,248 Series B common stock purchase warrants were issued for this purpose.  The following weighted average assumptions were used to calculate the warrants issued in exchange for these loan extensions: term of .63 to 1 year, risk-free interest rate of .875% to 1.375%; volatility of 113% to 122%  and a weighted fair value of $.0326 to $.1303.

6.           Shareholders’ equity (continued)
Warrants (continued)

During the three months ended June 30, 2009, the Company issued 50,000 Series A common stock purchase warrants as part of a one year consulting agreement (see note 7 for more information on this agreement).  These warrants were valued at a total of $450 and are being expensed as general and administrative expenses in the accompanying statements of operations.  The following weighted average assumptions were used to calculate the warrants issued for consulting fees:  term of .21 years, risk-free interest rate of 1.375%, volatility of 78% and a weighted fair value of $.009.

During the three months ended June 30, 2009, the Company issued 20,000 Series B common stock purchase warrants along with a promissory note to a related party.  The following weighted average assumptions were used to calculate the warrants issued in exchange for this loan: term of .75 years; risk-free interest of .875%; volatility of 78% and a weighted fair value of $.0104.

During the three months ended March 31, 2009, the Company issued 25,000 Series C common stock purchase warrants along with a promissory note to a related party. The following weighted average assumptions were used to calculate the warrants issued in exchange for this loan: term of 2.54 years, risk-free interest rate of 1.375%; volatility of 87% and a weighted fair value of $.1251.

7.           Commitments and contingencies

Consulting agreement
On April 16, 2009, the Company entered into a one year consulting agreement for strategic communications services.  The original payment on this contract was:
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
The agreement was amended with the cash and Series A warrants portions of the compensation to remain the same, but the number of common shares to be issued was increased to a total of 200,000 to be issued immediately.

The Company valued the shares of common stock issued at the closing price of the Company’s shares on the day of issuance.  Fair value for the warrants was calculated using the Black-Scholes method.  Valuation of these shares and warrants are described in note 6.  All expenses are being amortized over the life of the contract.  Subsequent to June 30, 2009, the agreement was amended again.  The second amendment extended the contract time to two years, amended the monthly cash amount to be received to $6,000 per month for the remainder of the contract, and made changes to the Series A warrants to be received.  The amended warrant amounts are as follows:  50,000 upon execution of the contract (see note 6), 110,000 on the six month anniversary of the agreement, and an additional 160,000 Series A warrants on the one year anniversary of the agreement.

7.           Commitments and contingencies (continued)

Apartment lease
Effective April 1, 2009, the Company entered into a one year lease for apartment space in Montreal, Canada.  Monthly rent is CD$1,150.

Name change
On May 11, 2009, the Board of Directors of the Company adopted a resolution changing the name of the Company to iTech Medical, Inc.  On May 11, 2009, by written consent in lieu of a meeting, shareholders representing approximately 51.6% voted in favor of the name change. The Company intends to file an amendment to the Company’s Certificate of Incorporation with the state of Delaware therein changing the name of the Company from Impact Medical Solutions, Inc. to iTech Medical, Inc. in the near future.

Consulting agreement - financing
On February 17, 2009, the Company entered into an agreement with a company to assist in obtaining financing.  Payment for services resulting from this contract is five percent (5%) of the gross proceeds in cash, and common shares equal to five percent (5%) of the amount of securities sold.  To date, no securities have been issued under this agreement.

Silverleaf lawsuit
On June 24, 2009, the Company filed a Complaint against Silverleaf Capital Partners, D. Shane Baldwin and Cary R. Clark (the “Defendants”) in the Third Judicial District Court Salt Lake County, State of Utah to recover a $25,000 due diligence fee paid to the Defendants in November 2007.  The Company is currently negotiating a settlement of the Complaint.

8.           Subsequent events

New debt
On September 17, 2009, the Company borrowed a total of $25,000 from MPR Health Systems, Inc. (MPR).  This loan, evidenced by a short-term promissory note issued on September 17, 2009, bears interest at 10% per annum and matures on January 1, 2010.  MPR was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loans and will be amortized over the life of the loan as interest expense, beginning September 17, 2009.

Financing – issuance of shares
In September 2009, the Board of Directors authorized a private placement to sell up to 1,500,000 shares of the Company’s common stock at $.30 per share.  To date, the Company has sold 281,667 shares  for gross proceeds of $84,500.

Consulting agreement - financing
On August 24, 2009, the Company entered into a fiscal advisory agreement with a securities company to assist in obtaining financing.  Payment for services resulting from this contract will be seven percent (7%) of the gross proceeds in cash, and an option to purchase common shares equal to eight percent (8%) of the number of securities sold exercisable at a price per share equal to the price of the securities sold.  To date, no securities have been sold under this agreement.

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

We were formed on October 20, 1997 to pursue a business combination. We purchased the patent and trademark for the Muscle Pattern Recognition (MPR) System on September 9, 2003.  On December 27, 2006, we entered into a Plan and Agreement of Merger (the “Merger Agreement”) with Freedom 1, Inc. (“Freedom 1”), a “blank check company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Since September 9, 2003 and continuing after the merger, we have been involved in the development and pre-market clinical testing of the MPR System.

On May 11, 2009, the Board of Directors of the Company adopted a resolution changing the name of the Company to iTech Medical, Inc.  On May 11, 2009, by written consent in lieu of a meeting, shareholders representing approximately 51.6% voted in favor of the name change. The Company intends to file an amendment to the Company’s Certificate of Incorporation with the state of Delaware therein changing the name of the Company from Impact Medical Solutions, Inc. to iTech Medical, Inc. in the near future.

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

On December 27, 2006, IMS entered into a Plan and Agreement of Merger (the “reverse merger”) with Freedom 1, Inc., a Delaware corporation and a “blank check company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whereby the Company  was the surviving entity.  Since December 2002 and continuing after the reverse merger, iTM has been involved in the development and pre-market clinical testing of the MPR system.

Our success is dependent upon several factors, including establishing the efficacy of MPR in clinical trials, obtaining the necessary regulatory approvals to market MPR and maintaining sufficient levels of funding through public and/or private financing. iTM has not commercially marketed MPR in any market to-date.

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

In Research and Development, we will be continuing our efforts in four areas: (i) the completion of the commercial version of the MPR System, including the development of an integrated data management system that includes the development of a new normative data base, data analysis, reporting, billing and archiving; (ii)  documenting the MPR Training Manual and Training Program for new Technicians; (iii)  reviewing our peer-review publication status; and  (iv) working together with our Regulatory Affairs consultants in the documentation of the MPR System for the Food and Drug Administration (FDA).

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

Our regulatory program is being directed in four specific areas:  (i)  documenting the product design for the MPR System and preparing the Design History File for FDA;  (ii)  finalizing manufacturing plans for the commercial MPR System including testing, packaging, labeling, shipping, installation and servicing;  (iii)  developing a Quality Management System in compliance with FDA’s Quality System Regulation (QSR) for medical devices; and (iv) completing the documentation for ISO 13485(2003) compliance.

Results of Operations

Revenues. We have not generated any revenues since our inception on October 20, 1997.

Cash and Cash Equivalents. At June 30, 2009, we had $8,893 cash and cash equivalents on hand compared to $34,015 at December 31, 2008.  This decrease was due to increased expenses incurred in our clinical affairs.

Total Assets. At June 30, 2009, we had total assets of $356,029 compared to $399,639 at December 31, 2008.  This decrease was primarily due to a decrease in cash and cash equivalents and to the amortization of our patent.

Total Liabilities. At June 30, 2009, we had total current liabilities of $2,185,276 compared to $1,921,261 at December 31, 2008.  This increase was primarily due to an increase in accrued interest, loans payable, accrued salaries and accounts payable.

Research and Development. For the six months ended June 30, 2009, we had research and development expenses of $64,224 compared to $67,665 for the six months ended June 30, 2008.  These expenses are attributable to development work being conducted on our MPR technology.

Medical and Clinical Expenses.  For the six months ended June 30, 2009, we had medical and clinical expenses of $112,273 compared to $50,561 for the six months ended June 30, 2008.  This increase was primarily due to the costs incurred in the clinical trial that was initiated in February, 2009.

General and Administrative Expenses. For the six months ended June 30, 2009, we had general and administrative expenses of $1,033,719 compared to $371,833 for the six months ended June 30, 2008.  This increase was primarily due to an increase in the issuance of stock and warrants for services.

Operating Losses. For the six months ended June 30, 2009, we had an operating loss of $1,210,216 compared to $490,059 for the six months ended June 30, 2008.  This increase was primarily due to an increase in clinical activity and an increase in the issuance of stock and warrants for services.

Net Loss. For the six months ended June 30, 2009, we had a net loss of $1,636,287 compared to $713,571 for the six months ended June 30, 2008.  This increase was primarily due to an increase in clinical activity, an increase in the issuance of stock and warrants for services and an increase in interest expense.

Liquidity and Capital Resources

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Two of our four employees and two of our independent consultants devote at least a portion of their time to research and development activities.

For the six months ended June 30, 2009 and June 30, 2008, we incurred a net loss of $1,636,287 and $713,571, respectively.  At June 30, 2009, we had $8,893 cash on hand, as compared to $34,015 at December 31, 2008.  At June 30, 2009, we had a stockholders’ deficit of $1,829,247 as compared to $1,521,722 at December 31, 2008.We are in the development stage and have not earned any revenue since our inception. These factors have caused our auditors to express their doubt in their audit report for the fiscal year ended December 31, 2008 as to our ability to continue as a going concern.  We do not have enough cash on hand to fund our operations for the next 12 months.  Current funds available to us will not be adequate for us to complete our clinical program.  Therefore, we will need to raise additional funds in order to fully implement our business plan. We are attempting to raise approximately $2 to $3 million in additional funds through a prospectus offering.  There can be no assurance that we will be successful in raising these additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

Financings

Since December 31, 2008, we have raised an aggregate amount of $45,000 through two short-term promissory notes from a related party.  On February 20, 2009, the Company borrowed a total of $25,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on February 20, 2009, bears interest at 10% per annum and matured on May 20, 2009.  MPR Health Systems, Inc. was also granted 25,000 Series C common stock purchase warrants to purchase 25,000 shares of common stock at $1.25 per share until September 1, 2011.  On April 2, 2009, the Company borrowed a total of $20,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on April 2, 2009, bears interest at 10% per annum and matures on July 2, 2009.  MPR Health Systems, Inc. was also granted 20,000 Series B common stock purchase warrants to purchase 20,000 shares of common stock at $1.00 per share until December 31, 2011.  The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

During the six months ended June 30, 2009, the Company issued 616,500 Series B common stock purchase warrants to extend nine loans from related parties and one loan from unrelated individuals. Subsequent to the quarter end, $230,000 of the related party loans were extended.  On April 30, 2009, the Company issued 113,248 Series B common stock purchase warrants to extend seventeen convertible promissory notes from unrelated parties.  During the six months ended June 30, 2009, there were no further issuances of convertible promissory notes.  On June 29, 2009, the Company extended the expiration dates of both the Series A and Series B common stock purchase warrants.  The Series A expiration date was extended from June 30, 2009 to June 30, 2011 and the Series B expiration date was extended from December 31, 2009 to December 31, 2011 for a total discount of $73,215 and $442,383, respectively.

Private Placement

On March 28, 2009, the Board authorized a private placement of 500,000 Units at a purchase price of $0.30 per Unit. Each Unit consisted of one share of common stock and one Series A Warrant. Each Series A Warrant entitles the holder thereof the right to purchase one share of common stock at a purchase price of $0.50 until June 30, 2011. On May 22, 2009, the Board of Directors increased the private placement to sell an additional 166,667 Units. On April 8, 2009, we sold 200,000 Units for gross proceeds of $60,000 to two non-US purchasers.  On April 17, 2009, we sold 50,000 Units to one of the two non-US purchasers for gross proceeds of $15,000.  On April 23, 2009, we sold 100,000 Units to the other non-US purchaser for gross proceeds of $30,000.  On May 5, 2009, we sold 133,333 Units to a third non-US purchaser for gross proceeds of $40,000.  On June 1, 2009, we sold 166,667 Units to a fourth non-US purchaser for gross proceeds of $50,000.  On June 3, 2009, we sold 16,666 Units to a fifth and sixth non-US purchasers for gross proceeds of $5,000.  We issued the Units and underlying securities pursuant to the exemptions from registration under the Securities Act under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.  We intend to use the proceeds of the financing to complete the work listed in the Research and Development and Regulatory sections above. We believe that the net proceeds will fund our operation for the next 3 months.

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

As our business grows, we anticipate hiring additional employees and retaining additional consultants on an as-needed basis.  We will need to generate significant additional revenue to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish. If we are unable to generate increased revenue, it may be necessary for us to significantly reduce expenses or raise additional capital to stay in business. Although we believe the additional capital we will require will be provided through increased revenue, we cannot assure you that we can generate sufficient revenue to maintain projected operating levels. Accordingly, we may need to try to secure additional equity or debt financing which we cannot assure you would be available to us at prices that would be acceptable. Our failure to generate such revenue, reduce expenses or obtain necessary financing could impair our ability to stay in business.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 24, 2009, the Company filed a Complaint against Silverleaf Capital Partners, D. Shane Baldwin and Cary R. Clark (the “Defendants”) in the Third Judicial District Court Salt Lake County, State of Utah to recover a $25,000 due diligence fee paid to the Defendants in November 2007.  The Company is currently negotiating a settlement of the Complaint.  Other than the foregoing, the Company is not a party to nor is aware of any pending claim or proceeding against the Company or any threatened claim or proceedings.

Item 1A. Risk Factors.

N/A

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

Financings

In December 2008, the Company issued a total of 1,300,000 shares of the Company’s common stock to two consultants and a related party for consulting services.  Under the terms of the consulting agreements, the consultants had the ability to earn an additional 1,000,000 shares upon reaching a certain milestone defined in the agreements.  The shares were issued under the registration exemption of Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), due to that the fact that the issuances did not involve a public offering of securities.  In February 2009, the agreements were amended whereby the 1,000,000 additional shares were issued immediately to the consultants.;). The 1,300,000 shares issued in December 2008 were returned to the Company to be held until April 30, 2009.  If a certain milestone is not met by April 30, 2009, the vendors have agreed to have the shares cancelled and returned to the Company.  If the milestone is met, the shares will be returned to the vendors.  On June 12, 2009, the Board of Directors cancelled 500,000 shares of the original 1,300,000 shares issued, and on June 30, 2009 the consulting agreements were further amended to state that the remaining 800,000 shares from the original issuance would be held by the Company until a certain milestone is met.  If that milestone is not achieved by November 30, 2009, the vendors have agreed to have the shares cancelled and returned to the Company.

On February 3, 2009 the Company issued 500,000 shares of its common stock in exchange for a two year promissory note with 3974715 Canada Ltd.  The note bears interest at 5% per annum, with quarter payments beginning July 1, 2009.  On June 29, 2009 the Company and 3974715 Canada Ltd. agreed to cancel the 500,000 shares and related promissory note. The Company had issued these shares under the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

In June 2008, the Company entered into a two-year consulting agreement with a non-affiliate to assist in the identification of potential commercial partners in the EU.  On March 29, 2009, the consulting agreement was extended for an additional year in exchange for 250,000 shares of common stock.  The Company issued these shares under the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

On April 16, 2009, the Company entered into a one year consulting agreement with a DM Productions LLC, an un-related party.  Payment on this contract was 200,000 shares of the Company’s common stock.  The Company issued these shares under the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

On May 15, 2009, the Company negotiated settlement agreements with two of its creditors. One creditor agreed to accept 50,000 shares of common stock for a debt of $48,000 and another agreed to accept 30,000 shares of common stock for a debt of $20,000. The Company issued these shares under the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

On June 30, 2009, the Company issued 300,000 shares of the Company’s common shares to five independent consultants for business and technical consulting services. The Company issued these shares under the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

Since December 31, 2008, we have raised an aggregate amount of $45,000 through two short-term promissory notes from a related party.  On February 20, 2009, the Company borrowed a total of $25,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on February 20, 2009, bears interest at 10% per annum and matured on May 20, 2009.  MPR Health Systems, Inc. was also granted 25,000 Series C common stock purchase warrants to purchase 25,000 shares of common stock at $1.25 per share until September 1, 2011.  On April 2, 2009, the Company borrowed a total of $20,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on April 2, 2009, bears interest at 10% per annum and matures on July 2, 2009.  MPR Health Systems, Inc. was also granted 20,000 Series B common stock purchase warrants to purchase 20,000 shares of common stock at $1.00 per share until December 31, 2011.  The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

During the six months ended June 30, 2009, the Company issued 616,500 Series B common stock purchase warrants to extend nine loans from related parties and one loan from an unrelated individual. Subsequent to the quarter end, $230,000 of the related party loans was extended.  On April 30, 2009, the Company issued 113,248 Series B common stock purchase warrants to extend seventeen convertible promissory notes from unrelated parties.  The Company issued these securities under the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

On June 29, 2009, the Company extended the expiration dates of both the Series A and Series B common stock purchase warrants.  The Series A expiration date was extended from June 30, 2009 to June 30, 2011 and the Series B expiration date was extended from December 31, 2009 to December 31, 2011. As a result of the due date extensions, the 300,000 Series A and 1,883,316 Series B warrants issued for consulting fees were re-valued at $211,058 and the resulting expense is included in general and administrative expenses in the accompanying statement of operations.  In addition, the 211,270 Series A and 3,072,988 Series B warrants issued for loans or convertible debt and the extension of loan due dates were re-valued at $304,540 and the resulting expense is included in interest expense in the accompanying statement of operations.

Private Placement

On March 28, 2009, the Board authorized a private placement of 500,000 Units of common stock and Series A Warrants.  The Unit price is $0.30 and each Unit is comprised of one share of common stock, one Series A Warrant.  Each Series A Warrant entitles the holder thereof the right to purchase one share of common stock at a purchase price of $0.50 until June 30, 2011. On May 22, 2009, the Board of Directors increased the private placement to sell an additional 166,667 units of the Company’s common stock and Series A warrants at $.30 per unit. On April 8, 2009, we sold 200,000 Units for gross proceeds of $60,000 to two non-US purchasers.  On April 17, 2009, we sold 50,000 Units to one of the two non-US purchasers for gross proceeds of $15,000.  On April 23, 2009, we sold 100,000 Units to the other non-US purchaser for gross proceeds of $30,000.  On May 5, 2009, we sold 133,333 Units to a third non-US purchaser for gross proceeds of $40,000.  On June 1, 2009, we sold 166,667 Units to a fourth non-US purchaser for gross proceeds of $50,000.  On June 3, 2009, we sold 16,666 Units to a fifth and sixth non-US purchasers for gross proceeds of $5,000.  We issued the Units and underlying securities pursuant to the exemptions from registration under the Securities Act under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 11, 2009, the Board of Directors of the Company adopted a resolution changing the name of the Company to iTech Medical, Inc.  On May 11, 2009, by written consent in lieu of a meeting, shareholders representing approximately 51.6% voted in favor of the name change.  The Company intends to file an amendment to the Company’s Certificate of Incorporation with the state of Delaware therein changing the name of the Company from Impact Medical Solutions, Inc. to iTech Medical, Inc. in the near future.

Item 5.  Other Information.

Subsequent Events

New debt
On September 17, 2009, the Company borrowed a total of $25,000 from MPR Health Systems, Inc. (MPR).  This loan, evidenced by a short-term promissory note issued on September 17, 2009, bears interest at 10% per annum and matures on January 1, 2010.  MPR was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method will be reflected as a discount on the loans and will be amortized over the life of the loan as interest expense, beginning September 17, 2009.

Financing – issuance of shares
In September 2009, the Board of Directors authorized a private placement to sell up to 1,500,000 shares of the Company’s common stock at $.30 per share.  To date, the Company sold 281,667 shares for gross proceeds of $84,500 under this private placement.  The Company issued these shares under the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

Advisory agreement - financing
On August 24, 2009, the Company entered into a four month fiscal advisory agreement with a securities company to assist in obtaining financing.  Payment for services resulting from this contract will be seven percent (7%) of the gross proceeds in cash, and an option to purchase common shares equal to eight percent (8%) of the number of securities sold exercisable at a price per share equal to the price of the securities sold.  To date, no securities have been issued under this agreement.

Item 6.  Exhibits.
EXHIBIT INDEX

Exhibit No.	Description
31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2009.

32.1	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 21, 2009	IMPACT MEDICAL SOLUTIONS, INC.

	By:	/S/ WAYNE COCKBURN
Wayne Cockburn
President, Chief Executive Officer,
Treasurer and Interim Chief
Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial/Accounting Officer)