Form 10-Q
period 2009-09-30
Impact Medical Solutions, Inc.
filed 2009-11-23
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2009
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number:	000-52117

IMPACT MEDICAL SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

	Delaware	20-5153331
	(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

	17011 Beach Blvd., Suite 900, Huntington Beach, CA	92647
	(Address of Principal Executive Offices)	(Zip Code)

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
☐ Yes      ☐ No

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
☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of November 20, 2009, there were 24,391,732 shares of the registrant’s Common Stock issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.
Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Balance Sheet
(unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and equivalents	$10,681	$34,015
Prepaid expenses	5,218	5,218

Total current assets	15,899	39,233

Furniture and equipment, net of accumulated depreciation	10,826	17,270

Patent, net of accumulated amortization	321,077	343,136
	$347,802	$399,639

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loans from related parties, net of unamortized discount	$168,378	$311,896
Convertible notes, net of unamortized discount	-	448,724
Other loan payable, net of unamortized discount	-	9,884
Notes payable	34,613	34,613
Accounts payable	294,747	279,282
Accrued interest	206,113	153,229
Accrued salaries, vacation and other payroll items	839,020	653,733
Other accrued liabilities	-	30,000
Total current liabilities	1,542,871	1,921,361

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.0001 par value,
no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value,
24,261,733 and 18,768,466 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	2,426	1,877
Additional paid-in capital	8,826,781	6,432,631
Deferred option and warrant costs	(397,991)	(612,081)
Deficit accumulated during the development stage	(9,626,285)	(7,344,149)
Total shareholders' deficit	(1,195,069)	(1,521,722)
	$347,802	$399,639

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
(a Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three months		Nine months		(October 20,
	ended September 30,		ended September 30,		1997) to
	2009	2008	2009	2008	Sept. 30, 2009

Costs and expenses:

Research and development	$31,600	$33,545	$95,824	$101,210	$967,876
Medical and clinical	35,674	38,178	147,947	88,739	1,377,512
General and administrative	535,914	197,782	1,569,633	569,615	5,801,620

Operating loss	(603,188)	(269,505)	(1,813,404)	(759,564)	(8,147,008)

Other income (expense):

Interest expense	(42,661)	(90,520)	(467,816)	(313,232)	(1,472,417)

Interest income	-	-	43	-	333

	(42,661)	(90,520)	(467,773)	(313,232)	(1,472,084)

Loss before provision for taxes	(645,849)	(360,025)	(2,281,177)	(1,072,796)	(9,619,092)

Provision for taxes	0	(63)	(959)	(863)	(7,193)

Net loss	$(645,849)	$(360,088)	$(2,282,136)	$(1,073,659)	$(9,626,285)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.11)	$(0.06)

Basic and diluted weighted average number of common shares outstanding	21,138,515	16,933,176	20,446,137	16,631,385

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
 (a Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

			Cumulative
			from inception
	Nine months		(October 20,
	ended September 30,		1997)
	2009	2008	Sept. 30, 2009
Cash flows from operating activities:
Net loss	$(2,282,136)	$(1,073,659)	$(9,626,285)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	29,912	33,055	245,191
Loss on disposal of equipment	458	-	458
Loss on extinguishment of debt	95,932	-	95,932
Amortization of loan discount	398,453	251,205	1,221,352
Issuance of common stock for services & interest	863,206	70,000	1,495,089
Issuance of stock options and warrants for services	279,666	225,690	1,459,503
Decrease (increase) in current assets	-	(2,532)	(5,218)
Increase (decrease) in accounts payable	15,465	8,506	294,747
Increase (decrease) in accrued expenses	208,171	168,344	1,045,133
Net cash used by operating activities	-390,873	-319,391	-3,774,098

Cash flows from investing activities:
Capital expenditures	(1,867)	(4,514)	(77,552)
Net cash used by investing activities	(1,867)	(4,514)	(77,552)

Cash flows from financing activities:
Proceeds from loans from related parties	70,000	21,500	411,500
Proceeds from convertible notes	-	70,000	452,991
Proceeds from loans from others	-	10,000	10,000
Payments on note payable	-	-	(65,387)
Issuance of common stock, net of costs	284,500	270,000	3,064,668
Net cash provided by financing activities	354,500	371,500	3,873,772

Effect of exchange rate changes	14,906	(8,090)	(11,441)

Net increase (decrease) in cash	(23,334)	39,505	10,681
Cash, beginning of period	34,015	15,144	-
Cash, end of period	$10,681	$54,649	$10,681

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with debt	$91,418	$183,490	$921,957

The accompanying notes are an integral part of these condensed financial statements.

Impact Medical Solutions, Inc.
 (a Development Stage Company)
Condensed Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to September 30, 2009 (Unaudited)

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

Impact Medical Solutions, Inc.
 (a Development Stage Company)
Condensed Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to September 30, 2009 (Unaudited) (continued)

	Common Stock				Accumulated
			Additional	Deferred	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity (Deficit)
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	517,305
Shares issed for services	50,000	25	49,975	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-
Value of warrants issued	-	-	1,101,523	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	500,062	-	500,062
Net loss for 2006	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	1,585	4,384,842	(44,657)	(4,491,160)	(149,390)

Shares issued for services	625,000	63	454,937	(455,000)	-	-
Value of warrants issued			386,399	(33,363)	-	353,036
Amortization of share, option and warrant costs	-	-	-	145,583	-	145,583
Net loss for 2007	-	-	-	-	(1,263,489)	(1,263,489)
Balance, December 31, 2007	16,478,465	1,648	5,226,178	(387,437)	(5,754,649)	(914,260)
Shares issued for cash, net of issuance costs of $30,000	400,001	40	269,960	-	-	270,000
Settlement of liability	100,000	10	69,990	-	-	70,000
Shares issued for services	1,790,000	179	468,321	(356,000)	-	112,500
Value of warrants issued	-	-	398,182	(185,636)	-	212,546
Amortization of share, option and warrant costs	-	-	-	316,992	-	316,992
Net loss for 2008	-	-	-	-	(1,589,500)	(1,589,500)
Balance, December 31, 2008	18,768,466	1,877	6,432,631	(612,081)	(7,344,149)	(1,521,722)
Shares issued for services & interest	1,821,023	182	685,342	(373,216)	-	312,308
Value of warrants issued	-	-	607,502	(450)	-	607,052
Shares issued for cash	948,333	95	284,405	-	-	284,500
Shares issued upon conversion of debt	2,723,911	272	816,901	-	-	817,173
Amortization of share, option and warrant costs	-	-	-	587,756	-	587,756
Net loss for nine months ended Sept. 30, 2009	-	-	-	-	(2,282,136)	(2,282,136)
Balance, September 30, 2009	24,261,733	$2,426	$8,826,781	$(397,991)	$(9,626,285)	$(1,195,069)

The accompanying notes are an integral part of these condensed financial statements.

IMPACT MEDICAL SOLUTIONS, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
September 30, 2009

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

Interim periods
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.

New pronouncements
The Company adopted Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurement (ASC 820), effective July 1, 2008. This standard defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. The standard requires consideration of a company's own creditworthiness when valuing liabilities.

The Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (ASC 825), effective July 1, 2008. This standard provides an option to elect fair value as an alternative measurement basis for selected financial assets, financial liabilities, unrecognized firm commitments and written loan commitments which are not subject to fair value under other accounting standards. As a result of adopting this standard, the Company did not elect fair value accounting for any other assets and liabilities not previously carried at fair value.

Valuation Hierarchy
ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

1.           Organization and summary of significant accounting policies (continued)

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

Determination of Fair Value
During the nine months ended September 30, 2009, the Company issued warrants with notes payable and for the extension of loan due dates.  These warrants were valued at fair value using the Black-Scholes method, a level 3 input.  Further details of the assumptions used in the Black-Scholes calculation may be found in Note 6.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB statement No.133 (ASC 815).  This standard requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. As such, the Company adopted these provisions at the beginning of the fiscal year ending December 31, 2009 and adoption had no impact on these financial statements.

In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" (ASC 460). This standard interprets and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009 and adoption had no impact on these financial statements.

In May 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard SFAS No. 165, "Subsequent Events" (ASC 450). This standard establishes principles and requirements for subsequent events, and is effective for interim or annual financial periods ending after June 15, 2009. As such, the Company adopted this standard in the second quarter with no significant effect on the Company's consolidated financial statements.

1.           Organization and summary of significant accounting policies (continued)

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 166 "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140"(ASC 860). This standard improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. The standard is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in the year ended December 31, 2010. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" (ASC 810) . This standard improves financial reporting by enterprises involved with variable interest entities and is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in the year ended December 31, 2010. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (ASC 105). This standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company adopted this standard in the current quarter with no material effect on its financial statements.

2.           Loans from related parties

On September 17, 2009, the Company borrowed a total of $25,000 from MPR Health Systems, Inc. (MPR).  This loan, evidenced by a short-term promissory note issued on September 17, 2009, bears interest at 10% per annum and matures on January 1, 2010.  MPR was also granted 25,000 Series A common stock purchase warrants to purchase 25,000 shares of common stock at $.50 per share until June 30, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $2,536 and was reflected as a discount on the loans and was amortized through the end of September when MPR agreed to convert the principal amount of this loan into common shares at a rate of $.30 per share for a total of 83,333 shares.

On April 2, 2009, the Company borrowed a total of $20,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on April 2, 2009, bears interest at 10% per annum and matured on July 2, 2009.  MPR was also granted 20,000 Series B common stock purchase warrants to purchase 20,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $208 and was reflected as a discount on the loans and was amortized over the life of the loan as interest expense.  On July 2, 2009, the maturity date of the $20,000 promissory note to MPR was extended to October 31, 2009.  MPR was granted an additional 20,000 Series B common stock purchase warrants to purchase 20,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $2,677 and was reflected as a discount on the loan and amortized over the extended life of the loan as interest expense.  In September 2009, MPR agreed to convert the principal amount of this note into common shares at a rate of $0.30 per share for a total of 66,667 shares.

2.           Loans from related parties (continued)

On February 20, 2009, the Company borrowed a total of $25,000 from MPR.  This loan, evidenced by a short-term promissory note issued on February 20, 2009, bears interest at 10% per annum and matures on May 20, 2009.  MPR was also granted 25,000 Series C common stock purchase warrants to purchase 25,000 shares of common stock at $1.25 per share until September 1, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,127 and was reflected as a discount on the loans and was amortized over the extended life of the loans as interest expense.  On May 20, 2009, the maturity date of the $25,000 promissory note to MPR was extended to August 20, 2009.  MPR was granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,710 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense. In September 2009, MPR agreed to convert the principal amount of this note into common shares at a rate of $0.30 per share for a total of 83,334 shares.

During 2008, the Company borrowed $1,500 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on June 17, 2008, bears interest at 10% per annum and matured on September 17, 2008.  Mr. Cockburn was also granted 1,500 Series B common stock purchase warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $470 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On September 17, 2008, the maturity date of the $1,500 promissory note to Mr. Cockburn was extended to December 17, 2008.  Mr. Cockburn was granted an additional 1,500 Series B common stock purchase warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $144 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On December 17, 2008, the maturity date of the $1,500 promissory note to Mr. Cockburn was extended to April 30, 2009.  Mr. Cockburn was granted an additional 1,500 Series B common stock purchase warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $77 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On April 30, 2009, the maturity date of the $1,500 promissory note to Mr. Cockburn was extended to July 29, 2009.  Mr. Cockburn was granted an additional 1,500 Series B common stock purchase warrants to purchase 1,500 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $49 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  In September 2009, Mr. Cockburn agreed to convert the principal amount of this note into common shares at a rate of $0.30 per share for a total of 5,000 shares.

2.           Loans from related parties (continued)

During 2008, the Company borrowed $10,000 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on June 2, 2008, bears interest at 10% per annum and matured on September 2, 2008.  Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,695 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On September 2, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to December 2, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $2,582 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On December 2, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to April 30, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $389 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On April 30, 2009, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to July 29, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $326 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  In September 2009, Mr. Cockburn agreed to convert the principal amount of this note into common shares at a rate of $0.30 per share for a total of 33,333 shares.

During 2008, the Company borrowed $10,000 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on April 1, 2008, bears interest at 10% per annum and matured on July 1, 2008.  Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $2,879  at  the time  of issuance,  and  was  reflected  as  a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On July 1, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to October 31, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On October 31, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to January 31, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $462 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Cockburn was granted 10,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,303 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On April 30, 2009, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to July 29, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $326 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  In September 2009, Mr. Cockburn agreed to convert the principal amount of this note into common shares at a rate of $0.30 per share for a total of 33,333 shares.

2.           Loans from related parties (continued)

During 2007, the Company borrowed a total of $40,000 from Alan Goldman, one of its officers.  This loan, evidenced by a short-term promissory note issued on December 3, 2007, bears interest at 10% per annum and matured on March 3, 2008.  Mr. Goldman was also granted 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $14,126 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On March 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to June 3, 2008.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $11,920 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On June 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to October 31, 2008.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $14,780 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to January 31, 2009.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,846 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $5,211 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On April 30, 2009, this loan was extended to July 30, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,304 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On July 30, 2009, this loan was extended to October 31, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,868 and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense.  On October 31, 2009, this loan was extended to January 31, 2010 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,868 and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense.

2.           Loans from related parties (continued)

During 2007, the Company borrowed a total of $10,000 from Wayne Cockburn, its CEO.  This loan, evidenced by a short-term promissory note issued on October 26, 2007, bears interest at 10% per annum and matured on January 26, 2008.  Mr. Cockburn was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,148 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On January 26, 2008 the maturity date of the promissory note was extended to April 30, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On April 30, 2008 the maturity date of the promissory note was extended to July 1, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,167 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On July 1, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to October 31, 2008.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,901 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to January 31, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $462 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Cockburn was granted 10,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,303 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On April 30, 2009, the maturity date of the $10,000 promissory note to Mr. Cockburn was extended to July 29, 2009.  Mr. Cockburn was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $326 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  In September 2009, Mr. Cockburn agreed to convert the principal amount of this note into common shares at a rate of $0.30 per share for a total of 33,334 shares.

2.           Loans from related parties (continued)

During 2007, the Company borrowed a total of $100,000 from Frans Berndsen, one of its shareholders.  During the second quarter, $65,000 of these loans were issued and treated as 12% convertible notes payable as described in note 3.  As such, the shareholder was granted one Series B warrant for every $2.00 loaned for a total of 32,500 Series B common stock purchase warrants to purchase 32,500 shares of common stock at $1.00 per share until December 31, 2011, and a total debt discount of $23,599 was recorded to be amortized over the life of the loan.  On September 27, 2007 the Company and the lender agreed there had been a misunderstanding and a debt restructuring occurred.  The original $65,000 in loans were restructured to modify the original terms, as well as for the remaining $35,000 which was received in the third quarter and for which 17,500 Series B warrants had been issued.  These loans, evidenced by short-term promissory notes issued on May 31, 2007, June 8, 2007 and July 17, 2007, bear interest at 10% per annum and matured on September 27, 2007.  The 50,000 Series B warrants previously issued were cancelled and in connection with the short-term promissory notes, the shareholder was granted 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $44,154 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense.  The future cash payments of the new loan exceed the carrying value of the loan as of the restructuring date, so no gain was recorded.  On September 27, 2007 the maturity date of the promissory note was extended to December 27, 2007.  The shareholder was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $18,023 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On December 27, 2007, the maturity date of the promissory note was extended to March 31, 2008.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $34,624 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On March 31, 2008, the maturity date of the promissory note was extended to July 1, 2008.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $28,793 at the time of issuance, and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On July 1, 2008, the maturity date of the $100,000 promissory note to Mr. Berndsen was extended to October 31, 2008.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $19,008 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $100,000 promissory note to Mr. Berndsen was extended to January 31, 2009.  Mr. Berndsen was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,616 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Berndsen was granted 100,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $13,028 and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense. The Company negotiated with Mr. Berndsen to convert these promissory notes totaling $100,000 plus accrued interest of $22,807 and other accrued liabilities of $45,000 into 984,964 shares of the Company’s common stock valued at $.30 per share. This transaction resulted in a loss on extinguishment of debt of $127,682, which is included in general and administrative expenses in the accompanying statement of operations.

2.           Loans from related parties (continued)

During 2007, the Company borrowed $25,000 from George Angelidis, one of its directors.  This loan, evidenced by a short-term promissory note issued on March 21, 2007, bears interest at 10% per annum and matured on June 1, 2007.  Mr. Angelidis was also granted 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $11,291 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense.  On June 1, 2007 the maturity date of the promissory note was extended to August 1, 2007.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $11,121 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On August 1, 2007 the maturity date of the promissory note was extended to December 31, 2007.  Mr. Angelidis was granted an additional 50,000 Series B common stock purchase warrants to purchase 50,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $22,320 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  Effective January 1, 2008, the maturity date of the promissory note was extended to March 31, 2008.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $8,656 at the time of issuance, and was reflected as a discount on the loan and amortized over the extended life of the loan as interest expense.  On March 31, 2008, the maturity date of the promissory note was extended to July 1, 2008.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $7,198 at the time of issuance, and was reflected as a discount on the loan and amortized over the extended life of the loan as interest expense. On July 1, 2008, the maturity date of the $25,000 promissory note to Mr. Angelidis was extended to October 31, 2008.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,752 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $25,000 promissory note to Mr. Angelidis was extended to January 31, 2009.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,154 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Angelidis was granted 25,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,257 and was reflected as a discount on the loans and was amortized over the extended life of the loans as interest expense. On April 30, 2009, the maturity date of the $25,000 promissory note to Mr. Angelidis was extended to July 29, 2009.  Mr. Angelidis was granted an additional 25,000 Series B common stock purchase warrants to purchase 25,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $815 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  In September 2009, Mr. Angelidis agreed to convert the principal amount of this note into common shares at a rate of $0.30 per share for a total of 83,333 shares.

2.           Loans from related parties (continued)

In 2004, the Company borrowed a total of CD$145,000 from Cavandale Corporation, a Company owned by one of the directors.  The loans bear interest at 10% and matured November 1, 2004.  Cavandale was also granted 211,270 Series A warrants at $.50 per share.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,225 at the time of issuance, and was reflected as a discount on the loans, and amortized over the life of the loan as interest expense.  In February 2005, the due date of the loans was extended to July 1, 2005 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $19,246 at the time of issuance, and was reflected as a discount on the loans and amortized over the extended life of the loan as interest expense.  In August 2005, the due date of the loans was extended to July 1, 2006 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $16,450 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense.  In July 2006, the due date of the loans was extended to July 1, 2007 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $39,095 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense.  In July 2007, the due date of the loans was extended to July 1, 2008.  Cavandale was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $44,484 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On July 1, 2008, the due date of the loans was extended to October 1, 2008.  Cavandale was granted an additional 145,000 Series B common stock purchase warrants to purchase 145,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $27,562 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On October 1, 2008, the due date of the loans was extended to January 1, 2009.  Cavandale was granted an additional 145,000 Series B common stock purchase warrants to purchase 145,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $12,642 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On January 1, 2009, this loan was extended to July 1, 2009 and Cavandale was granted 290,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $33,214 and is reflected as a discount on the loans and is being amortized over the extended life of the loans as interest expense.  On July 1, 2009, this loan was extended to October 31, 2009 and Cavandale was granted 145,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method is reflected as a discount on the loans and is being amortized over the extended life of the loans as interest expense beginning July 1, 2009.  On October 31, 2009, this loan was extended to January 31, 2010 and Cavandale was granted 145,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method is $13,508 and is reflected as a discount on the loans and is being amortized over the extended life of the loans as interest expense.

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

On January 4, 2008, the Company issued a convertible promissory note totaling $70,000 to an individual who qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended.  The note bears interest at 12%, matured on January 25, 2008 and was convertible into common shares at a rate of $1.00 per share.  The note holder was also granted one Series B warrant for every $2.00 loaned, for a total of 35,000 Series B warrants.  In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $7,424 to additional paid-in capital and a discount against the convertible promissory notes.  The debt discount was amortized to interest expense over the life of the loan.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes valuation method and the following weighted average assumptions: term of 1.92 years, risk-free interest rate of 3.25%; volatility of 84% and a weighted fair value of $.2121.

During 2007, the Company issued convertible promissory notes totaling $332,991 to eleven individuals (after restructuring), each of whom qualifies as an accredited investor under Regulation D of the Securities Act of 1933, as amended.  The notes bear interest at 12%  matured on January 25, 2008 and was convertible into common shares at a rate of $1.00 per share.  The note holders were also granted one Series B common stock purchase warrant for every $2.00 loaned, for a total of 166,496 Series B warrants.  In accordance with guidance issued by the Financial Accounting Standards Board and the Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Feature or Contingently Adjustable Conversion Ratios, the company recognized an embedded beneficial conversion feature present in the convertible promissory notes.  The Company recognized and measured an aggregate of $72,511 of the proceeds, which is equal to the intrinsic value of embedded beneficial conversion feature, to additional paid-in capital and a discount against the convertible promissory notes. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $78,248 to additional paid-in capital and a discount against the convertible promissory notes.  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes valuation method and the following assumptions: term of 2-2.92 years, risk-free interest rate of 3.25% - 4.875%; volatility of 63-83% and a weighted fair value of $.3190- $.4533.  The total debt discount of $149,745 was amortized to interest expense over the life of the loan.

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

On April 30, 2009, the due date of the convertible loans was extended to to July 30, 2009. In exchange for extending the due date, the convertible note holders were granted 113,248 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,693 was be reflected as a discount on the loan and will be amortized over the extended life of the loan as interest expense beginning May 1, 2009.

On September 2, 2009, the Board passed a resolution to convert only the principal amount of these loans into common shares at a rate of $0.30 per share for a total of 1,509,970 shares.  Interest has been accrued on these loans and is included in the caption “accrued interest” in the accompanying financial statements.

4.           Other loan payable

On April 22, 2008, the Company borrowed a total of $10,000 from Gregory Harrison, an individual who has also loaned the Company $100,000 in the convertible note program.  This loan, evidenced by a short-term promissory note issued on April 22, 2008, bears interest at 10% per annum and matures on July 22, 2008.  Mr. Harrison was also granted 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the warrants using the Black-Scholes valuation method totaled $3,346 at the time of issuance, and was reflected as a discount on the loan and was amortized over the life of the loan as interest expense.  On July 22, 2008, the maturity date of the $10,000 promissory note to Mr. Harrison was extended to October 1, 2008.  Mr. Harrison was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $2,503 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 1, 2008, the maturity date of the $10,000 promissory note to Mr. Harrison was extended to January 31, 2009.  Mr. Harrison was granted an additional 10,000 Series B common stock purchase warrants to purchase 10,000 shares of common stock at $1.00 per share until December 31, 2011 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $462 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Harrison was granted 10,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,303 and was reflected as a discount on the loans and was amortized over the extended life of the loans as interest expense.  On April 30, 2009 this loan was extended to July 30, 2009. In exchange for extending the due date, Mr. Harrison was granted 10,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $326 at the time of issuance and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense beginning May 1, 2009.  In September 2009, Mr. Harrison agreed to convert the principal amount of this note into common shares at a rate of $0.30 per share for a total of 33,333 shares.

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

6.           Shareholders’ equity

Stock issuance
During the third quarter of 2009, the Company negotiated settlements with holders of all of its convertible debt, many of its related party loans and its other loan payable.  Specific details of these transactions are described in notes 2 through 4 of these financial statements.  Common shares issued for these transactions totaled 2,949,934:  2,723,911 for principal amount of debt, 76,023 for accrued interest and 150,000 for consulting fees.

During the third quarter of 2009, the Board of Directors authorized a private placement to sell up to 1,500,000 shares of the Company’s common stock at $.30 per share.  Each unit shall be comprised of one share of the Company’s common stock and one Series A warrant.  The Series A warrants may be exercised to purchase an equivalent number of common shares at $0.50 per share and expire June 30, 2011.  In August 2009, the Company sold 281,667 shares for gross proceeds of $84,500 to an unrelated party. In connection with this sale, the unrelated party received Series A warrants for 281,667 shares.

During the third quarter of 2009, the Company negotiated a settlement with one of its creditors.  The creditor agreed to accept 265,000 of the Company’s common shares valued at $79,500 to settle $79,250 in accounts payable, resulting in a $250 loss on settlement of debt.  The loss on settlement of debt is included in general and administrative expenses in the accompanying statement of operations.

6.           Shareholders’ equity (continued)

Stock issuance (continued)
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

6.           Shareholders’ equity (continued)

In June 2008, the Company entered into a two year consulting agreement with a related party.  Payment on this contract was 500,000 Series C warrant to purchase 500,000 shares of the Company’s common stock.  In March 2009, this contract was extended for an additional year in exchange for 250,000 shares of common stock.

Warrants
During the three months ended September 30, 2009, the Company issued 205,000 Series B common stock purchase warrants to extend two loans from related parties.  The following weighted average assumptions were used to calculate the warrants issued in exchange for these loan extensions: term of 2.42 – 2.5 years; risk-free interest rate of 1.125% - 1.5%; volatility of 86% to 87%; and a weighted fair value of $.0467 to $.0932.

During the three months ended September 30, 2009, the Company issued 25,000 Series A common stock purchase warrants along with a promissory note to a related party.  The following weighted average assumptions were used to calculate the warrants issued in exchange for this loan: term of 1.75 years; risk-free interest of 1.375%; volatility of 94% and a weighted fair value of $.1014.

On June 29, 2009, the Company extended the expiration dates of both the Series A and Series B common stock purchase warrants.  The Series A expiration date was extended from June 30, 2009 to June 30, 2011 and the Series B expiration date was extended from December 31, 2009 to December 31, 2011.

As a result of the due date extensions, the 300,000 Series A and 1,883,316 Series B warrants issued for consulting fees were re-valued at $211,058 and the resulting expense is included in general and administrative expenses in the accompanying statement of operations.  In addition, the 211,270 Series A and 3,072,988 Series B warrants issued for loans or convertible debt and the extension of loan due dates were re-valued at $304,540 and the resulting expense is included in interest expense in the accompanying statement of operations.  The following weighted average assumptions were used to calculate the extension date for the Series A and Series B warrants:  term of 2 to 2.5 years; risk-free interest rate of 1.875%; volatility of 85% to 93%; and a weighted fair value of $.08926 to $.1432.

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
During the three months ended June 30, 2009, the Company issued 20,000 Series B common stock purchase warrants along with a promissory note to a related party.  The following weighted average assumptions were used to calculate the warrants issued in exchange for this loan: term of .75 years; risk-free interest rate of .875%; volatility of 78% and a weighted fair value of $.0104.

6.           Shareholders’ equity (continued)

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

7.           Commitments and contingencies

Consulting agreements - financing
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

On February 17, 2009, the Company entered into an agreement with a company to assist in obtaining financing.  Payment for services resulting from this contract is five percent (5%) of the gross proceeds in cash, and common shares equal to five percent (5%) of the amount of securities sold.  To date, no securities have been sold under this agreement.

Silverleaf lawsuit
On June 24, 2009, the Company filed a Complaint against Silverleaf Capital Partners, D. Shane Baldwin and Cary R. Clark (the “Defendants”) in the Third Judicial District Court Salt Lake County, State of Utah to recover a $25,000 due diligence fee paid to the Defendants in November 2007.  In October 2009, the Company settled this claim and received $20,000.

8.           Subsequent events

Private placement
In October 2009, the Company sold an additional 30,000 shares of its Private Placement units for gross proceeds of $9,000.

In November, the Company sold an additional 100,000 shares of its Private Placement units for gross proceeds of $30,000.

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

On May 11, 2009, the Board of Directors of the Company adopted a resolution changing the name of the Company to iTech Medical, Inc.  On May 11, 2009, by written consent in lieu of a meeting, shareholders representing approximately 51.6% voted in favor of the name change. We have filed an amendment to the Company’s Certificate of Incorporation with the state of Delaware therein changing the name of the Company from Impact Medical Solutions, Inc. to iTech Medical, Inc.  We will be filing the necessary documentation with Financial Industry Regulatory Authority (FINRA) to complete the name change during the fourth quarter.

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

In Research and Development, we will be continuing our efforts in three areas: (i) the completion of the commercial version of the MPR System, including the development of an integrated data management system that includes the development of a new normative data base, data analysis, reporting, billing and archiving; (ii) reviewing our peer-review publication status; and  (iii) working together with our Regulatory Affairs consultants in the documentation of the MPR System for the Food and Drug Administration (FDA).

In the area of Clinical Affairs, our work is currently being directed at the completion of the pilot clinical trial program in support of our research and development activities.  After the completion of the pilot clinical trial, we expect to begin the independent outcome clinical trial of the MPR System.  Following the successful completion of this study, we will turn our attention to the commercialization of the MPR System.

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

Cash and Cash Equivalents. At September 30, 2009, we had $10,681 cash and cash equivalents on hand compared to $34,015 at December 31, 2008.  This decrease was due to increased expenses incurred in our clinical affairs.

Total Assets. At September 30, 2009, we had total assets of $347,802 compared to $399,639 at December 31, 2008.  This decrease was primarily due to a decrease in cash and cash equivalents and to the amortization of our patent.

Total Liabilities. At September 30, 2009, we had total current liabilities of $1,542,871 compared to $1,921,361 at December 31, 2008.  This increase was primarily due to an increase in accrued interest, loans payable, accrued salaries and accounts payable.

Research and Development. For the nine months ended September 30, 2009, we had research and development expenses of $95,824 compared to $101,210 for the nine months ended September 30, 2008.  These expenses are attributable to development work being conducted on our MPR technology.

Medical and Clinical Expenses.  For the nine months ended September 30, 2009, we had medical and clinical expenses of $147,947 compared to $88,739 for the nine months ended September 30, 2008.  This increase was primarily due to the costs incurred in the clinical trial that was initiated in February, 2009.

General and Administrative Expenses. For the nine months ended September 30, 2009, we had general and administrative expenses of $1,569,633 compared to $569,615 for the nine months ended September 30, 2008.  This increase was primarily due to the loss on the extinguishment of debt, amortization of loan discount, an increase in accrued expenses and an increase in the issuance of stock and warrants for services.

Operating Losses. For the nine months ended September 30, 2009, we had an operating loss of $1,813,404 compared to $759,564 for the nine months ended September 30, 2008.  This increase was primarily due to an increase in clinical activity and an increase in general and administrative expenses.

Net Loss. For the nine months ended September 30, 2009, we had a net loss of $2,282,136 compared to $1,073,659 for the nine months ended September 30, 2008.  This increase was primarily due to an increase in clinical activity ($59,208), the extinguishment of debt ($95,932), amortization of loan discount ($147,248), an increase in accrued expenses ($39,827), an increase in the issuance of stock and warrants for services ($847,182) and an increase in interest expense ($154,584).

Liquidity and Capital Resources

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Two of our four employees and two of our independent consultants devote at least a portion of their time to research and development activities.

For the nine months ended September 30, 2009 and September 30, 2008, we incurred a net loss of $2,282,136 and $1,073,659, respectively.  At September 30, 2009, we had $10,681 cash on hand, as compared to $34,015 at December 31, 2008.  At September 30, 2009, we had a stockholders’ deficit of $1,195,069 as compared to $1,521,722 at December 31, 2008.We are in the development stage and have not earned any revenue since our inception. These factors have caused our auditors to express their doubt in their audit report for the fiscal year ended December 31, 2008 as to our ability to continue as a going concern.  We do not have enough cash on hand to fund our operations for the next 12 months.  Current funds available to us will not be adequate for us to complete our clinical program.  Therefore, we will need to raise additional funds in order to fully implement our business plan. We are attempting to raise approximately $2 to $3 million in additional funds through a prospectus offering.  There can be no assurance that we will be successful in raising these additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

Financings

Since December 31, 2008, we have raised an aggregate amount of $70,000 through three short-term promissory notes from a related party.  On February 20, 2009, the Company borrowed a total of $25,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on February 20, 2009, bears interest at 10% per annum and matured on May 20, 2009.  MPR Health Systems, Inc. was also granted 25,000 Series C common stock purchase warrants to purchase 25,000 shares of common stock at $1.25 per share until September 1, 2011.  On April 2, 2009, the Company borrowed a total of $20,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on April 2, 2009, bears interest at 10% per annum and matures on July 2, 2009.  MPR Health Systems, Inc. was also granted 20,000 Series B common stock purchase warrants to purchase 20,000 shares of common stock at $1.00 per share until December 31, 2011.  On September 17, 2009, the Company borrowed a total of $25,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on September 17, 2009, bears interest at 10% per annum and matures on January 1, 2010.  MPR Health Systems, Inc. was also granted 25,000 Series A common stock purchase warrants to purchase 25,000 shares of common stock at $0.50 per share until June 30, 2011.  The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

During the nine months ended September 30, 2009, the Company issued 816,500 Series B common stock purchase warrants to extend nine loans from related parties and one loan from unrelated individuals. Subsequent to the quarter end, $185,000 of the related party loans was extended.  On April 30, 2009, the Company issued 113,248 Series B common stock purchase warrants to extend seventeen convertible promissory notes from unrelated parties.  During the nine months ended September 30, 2009, there were no further issuances of convertible promissory notes.  On June 29, 2009, the Company extended the expiration dates of both the Series A and Series B common stock purchase warrants.  The Series A expiration date was extended from June 30, 2009 to June 30, 2011 and the Series B expiration date was extended from December 31, 2009 to December 31, 2011 for a total discount of $73,215 and $442,383, respectively.

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

Private Placement

On March 28, 2009, the Board authorized a private placement of 500,000 Units at a purchase price of $0.30 per Unit. Each Unit consisted of one share of common stock and one Series A Warrant. Each Series A Warrant entitles the holder thereof the right to purchase one share of common stock at a purchase price of $0.50 until June 30, 2011. On May 22, 2009, the Board of Directors increased the private placement to sell an additional 166,667 Units. On April 8, 2009, we sold 200,000 Units for gross proceeds of $60,000 to two non-US purchasers.  On April 17, 2009, we sold 50,000 Units to one of the two non-US purchasers for gross proceeds of $15,000.  On April 23, 2009, we sold 100,000 Units to the other non-US purchaser for gross proceeds of $30,000.  On May 5, 2009, we sold 133,333 Units to a third non-US purchaser for gross proceeds of $40,000.  On June 1, 2009, we sold 166,667 Units to a fourth non-US purchaser for gross proceeds of $50,000.  On June 3, 2009, we sold 16,666 Units to a fifth and sixth non-US purchasers for gross proceeds of $5,000.  On September 18, 2009, we sold 281,667 Units to a seventh non-US purchaser for gross proceeds of $84,500.  We issued the Units and underlying securities pursuant to the exemptions from registration under the Securities Act under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.  We intend to use the proceeds of the financing to complete the work listed in the Research and Development and Regulatory sections above. We believe that the net proceeds will fund our operation for the next 3 months.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

On June 24, 2009, the Company filed a Complaint against SilverLeaf Capital Partners, D. Shane Baldwin and Cary R. Clark (the “Defendants”) in the Third Judicial District Court Salt Lake County, State of Utah to recover a $25,000 due diligence fee paid to the Defendants in November 2007.  On September 9, 2009, the Company negotiated a settlement of the Complaint for $20,000.  Other than the foregoing, the Company is not a party to nor is aware of any pending claim or proceeding against the Company or any threatened claim or proceedings.

Item 1A. Risk Factors.

N/A

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

Financings

In December 2008, the Company issued a total of 1,300,000 shares of the Company’s common stock to two consultants and a related party for consulting services.  Under the terms of the consulting agreements, the consultants had the ability to earn an additional 1,000,000 shares upon reaching a certain milestone defined in the agreements.  The shares were issued under the registration exemption of Section 4(2) of the Securities Act of 1933, as amended, due to that the fact that the issuances did not involve a public offering of securities.  In February 2009, the agreements were amended whereby the 1,000,000 additional shares were issued immediately to the consultants). The 1,300,000 shares issued in December 2008 were returned to the Company to be held until April 30, 2009.  If a certain milestone was not met by April 30, 2009, the vendors had agreed to have the shares cancelled and returned to the Company.  If the milestone was met, the shares would be returned to the vendors.  On June 12, 2009, the Board of Directors cancelled 500,000 shares of the original 1,300,000 shares issued, and on September 30, 2009 the consulting agreements were further amended to state that the remaining 800,000 shares from the original issuance would be held by the Company until a certain milestone is met.  If that milestone is not achieved by November 30, 2009, the vendors have agreed to have the shares cancelled and returned to the Company.

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

On April 16, 2009, the Company entered into a one year consulting agreement with a DM Productions LLC, an unrelated party.  Payment on this contract was 200,000 shares of the Company’s common stock.  The Company issued these shares under the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

On May 15, 2009, the Company negotiated settlement agreements with two of its creditors. One creditor agreed to accept 50,000 shares of common stock for a debt of $48,000 and another agreed to accept 30,000 shares of common stock for a debt of $20,000. The Company used these funds for working capital purposes. The Company issued these shares under the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

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

On September 17, 2009, the Company borrowed a total of $25,000 from MPR Health Systems, Inc.   The Company used these funds for working capital purposes.  This loan, evidenced by a short-term promissory note issued on September 17, 2009, bears interest at 10% per annum and matures on January 1, 2010.  MPR was also granted 25,000 Series A common stock purchase warrants to purchase 25,000 shares of common stock at $0.50 per share until June 30, 2011. The Company issued these securities under the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

On September 18, 2009, the Company issued 281,667 shares of the Company’s common shares to a non-US purchaser for gross proceeds of $84,500. The Company used these funds for working capital purposes. The Company issued these shares under the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

On September 25, 2009, the Company negotiated a settlement agreement with an un-related creditor.  The creditor agreed to accept 984,964 shares of common stock for a debt of $289,989. .. The Company used these funds for working capital purposes. The Company issued these shares under the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

On September 30, 2009, the Company negotiated settlement agreements with all of the holders of the Convertible Promissory Notes.  The 14 creditors agreed to accept 1,509,970 shares of common stock for a debt of $452,991. The Company issued these shares under the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

On September 30, 2009, the Company negotiated settlement agreements with two related party creditors and one un-related party creditor. The three creditors agreed to accept 221,666 shares of common stock for a debt of $66,500. The Company issued these shares under the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

Since December 31, 2008, we have raised an aggregate amount of $70,000 through three short-term promissory notes from a related party.  . The Company used these funds for working capital purposes. On February 20, 2009, the Company borrowed a total of $25,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on February 20, 2009, bears interest at 10% per annum and matured on May 20, 2009.  MPR Health Systems, Inc. was also granted 25,000 Series C common stock purchase warrants to purchase 25,000 shares of common stock at $1.25 per share until September 1, 2011.  On April 2, 2009, the Company borrowed a total of $20,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on April 2, 2009, bears interest at 10% per annum and matures on July 2, 2009.  MPR Health Systems, Inc. was also granted 20,000 Series B common stock purchase warrants to purchase 20,000 shares of common stock at $1.00 per share until December 31, 2011.  On September 17, 2009, the Company borrowed a total of $25,000 from MPR Health Systems, Inc.  This loan, evidenced by a short-term promissory note issued on September 17, 2009, bears interest at 10% per annum and matures on January 1, 2010.  MPR Health Systems, Inc. was also granted 25,000 Series A common stock purchase warrants to purchase 25,000 shares of common stock at $0.50 per share until December 31, 2011.  The issuance of these securities was made in reliance of Section 4(2) of the Securities Act due to the fact that it did not involve a public offering of securities of the Company.

During the nine months ended September 30, 2009, the Company issued 816,500 Series B common stock purchase warrants to extend nine loans from related parties and one loan from unrelated individuals. Subsequent to the quarter end, $185,000 of the related party loans was extended.  On April 30, 2009, the Company issued 113,248 Series B common stock purchase warrants to extend seventeen convertible promissory notes from unrelated parties.  During the nine months ended September 30, 2009, there were no further issuances of convertible promissory notes.  On June 29, 2009, the Company extended the expiration dates of both the Series A and Series B common stock purchase warrants.  The Series A expiration date was extended from June 30, 2009 to June 30, 2011 and the Series B expiration date was extended from December 31, 2009 to December 31, 2011 for a total discount of $73,215 and $442,383, respectively. The issuance of these securities was made in reliance of Section 4(2) of the Securities Act of 1933, as amended, due to the fact that it did not involve a public offering of securities of the Company.

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

Private Placement

On March 28, 2009, the Board authorized a private placement of 500,000 Units of common stock and Series A Warrants.  The Unit price is $0.30 and each Unit is comprised of one share of common stock, one Series A Warrant.  Each Series A Warrant entitles the holder thereof the right to purchase one share of common stock at a purchase price of $0.50 until June 30, 2011. On May 22, 2009, the Board of Directors increased the private placement to sell an additional 166,667 units of the Company’s common stock and Series A warrants at $.30 per unit. On April 8, 2009, we sold 200,000 Units for gross proceeds of $60,000 to two non-US purchasers.  On April 17, 2009, we sold 50,000 Units to one of the two non-US purchasers for gross proceeds of $15,000.  On April 23, 2009, we sold 100,000 Units to the other non-US purchaser for gross proceeds of $30,000.  On May 5, 2009, we sold 133,333 Units to a third non-US purchaser for gross proceeds of $40,000.  On June 1, 2009, we sold 166,667 Units to a fourth non-US purchaser for gross proceeds of $50,000.  On June 3, 2009, we sold 16,666 Units to a fifth and sixth non-US purchasers for gross proceeds of $5,000.  On September 18, 2009, we sold 281,667 Units to a seventh non-US purchaser for gross proceeds of $84,500.  The Company used these funds for working capital purposes. We issued the Units and underlying securities pursuant to the exemptions from registration under the Securities Act of 1933, as amended, under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering of securities.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.
EXHIBIT INDEX

Exhibit No.	Description
31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2009.

32.1	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 20, 2009	IMPACT MEDICAL SOLUTIONS, INC.

	By:	/S/ WAYNE COCKBURN
Wayne Cockburn
President, Chief Executive Officer,
Treasurer and Interim Chief
Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial/Accounting Officer)