Form 10-K
period 2009-12-31
iTech Medical, Inc.
filed 2010-04-15
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number: 000-52117

ITECH MEDICAL, INC.
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
214 Broad Street
Red Bank, New Jersey 07701
Telephone: (732) 530-9007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

The registrant had no revenues for the fiscal year ended December 31, 2009.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as a specified date within the past 60 days:  $6,387,576 based on a closing sales price of $0.39 per share on April 13, 2010.

As of April 13, 2010 there were 26,691,732 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No ☒

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of iTech Medical, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

As used in this annual report and unless otherwise indicated, the terms the “Company,” “iTech Medical,” “we,” “us,” and “our” refer to iTech Medical, Inc., a Delaware corporation.

Item 1. Business

iTech Medical, Inc. (a development stage company) (the "Company" or “ITM”), a Delaware corporation formerly known as Impact Medical Solutions, Inc., was incorporated on October 20, 1997 as a Nevada corporation.  On September 9, 2003, ITM acquired a patent from MPR Health Systems, Inc., a California corporation; a patented medical information system called Muscle Pattern Recognition (“MPR”) with a value of $500,000.  On December 27, 2006, ITM entered into a Plan and Agreement of Merger (the “reverse merger”) with Freedom 1, Inc., a Delaware corporation and a “blank check company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whereby ITM was the surviving entity.  Since December 2002 and continuing after the reverse merger, ITM has been involved in the development and pre-market clinical testing of the MPR System.

MPR is a non-invasive, proprietary technology platform that objectively discriminates between normal and abnormal musculoskeletal function. The Company’s MPR System is a patented clinical tool that analyzes patterns of muscle recruitment - the engagement of muscles in order to perform specific body movements.  MPR test results provide detailed physiological information on muscle function that we believe can assist in the diagnosis and treatment of back and neck injuries and illness. The results of an MPR evaluation are presented in a comprehensive report that confirms normal muscle recruitment patterns or provides clinically relevant information on the nature and severity of dysfunction at each recorded muscle site.

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

Central to the MPR System is the fact that muscles in the back and the neck function as an interactive system. In order to determine whether a particular muscle is functioning within a normal range, it must be examined in concert with all of the other muscle groups required for the body to make specific movements.  Muscles also interact in a predictable manner that can be expressed in a kinesiological relationship. These principles have been incorporated into the MPR test and form the basis of a unique system that measures the relationships among muscles in a given movement. By comparing relationships of muscles, MPR is able to normalize subjects against each other.

The standardized protocol of movements that make up the MPR test provides the ability to compare patients to a database of normal subjects.  When patients replicate the same carefully administered, standardized movements performed by the subjects in the normalized database, an accurate comparison can be made.  Using a data analysis system (described in greater detail below), the comparison of a patient's patterns with those of the "normal" subjects in our database is the basis of the MPR System.

During the years ended December 31, 2009 and 2008, we incurred a net loss of $3,413,454 and $1,589,500, respectively, and had $146,477 cash on hand as of December 31, 2009.  We are in the development stage and have not earned any revenue since our inception.

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our core research and development activities. Three of our five employees and three of our four independent consultants currently devote at least a portion of their time to our research and development activities.  We anticipate increasing levels of resources will be dedicated to research and clinical development in the implementation of our business strategy within the next 12 months.

As our business grows, we anticipate hiring additional employees and retaining additional consultants.

Research and Development

We expense our research and developments expenses. Research and development expenses consisted of costs associated with the design, development, testing, and enhancement of the MPR System. The primary costs are salaries, consulting fees and non-recurring software development costs.  Research and development expenses increased to $316,004 in 2009 from $258,179 in 2008 due to an increase in the costs associated with our clinical trial.  In February 2009, we initiated a pilot clinical trial in Salt Lake City, Utah which we expect to complete during the second half of 2010.

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

Target Markets for MPR

The target markets for MPR are large and include the following:

•	Primary care physicians, who initially treat the majority of patients with back pain;

•	Specialists including neurologists, orthopedic surgeons, physical medicine and rehabilitation physicians (PM&R) and occupational medicine practitioners (occmed);

•	The employer market;

•	The Workers’ Compensation market;

•	Health Maintenance Organizations (HMOs); and

•	Insurance companies.

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

Our Product Offerings

The MPR System
The MPR System is a clinical tool that performs a biomechanical and mathematical analysis of muscle function. Test results are based on the simultaneous measurement of surface electromyography (sEMG) signals produced by specific back and neck muscles during the execution of distinct body movements (an MPR Test).  A patient's readings are digitized and processed by a proprietary data analysis system that generates graphic images of recognizable muscle activity patterns.  A computer-assisted comparison of a patient's patterns with those produced by normal subjects is then provided in a report that forms the basis of the clinical evaluation.

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

The Data Acquisition Device is controlled by proprietary data collection software developed and owned by ITM.  The software prompts and guides the Technician (operator) in performing the required data collection tasks; it assists patient and operator in the execution of body movements by providing visual and audio prompts; and it provides a real-time graphical display of muscle activity.  The MPR Technician is therefore assisted in completing successfully and reliably the data collection process, and is further guided in archiving and transmitting the data for clinical analysis.

The MPR Data Analysis System
The data collected during each MPR Test is processed by our computerized Data Analysis System.  Proprietary analytical software, also developed and owned by ITM, is used to assess the quality of the MPR data and to derive a number of complex measures which characterize the patient’s muscle recruitment patterns.  These measures are then compared to their respective equivalent derivations from a normative database of non-injured and pain-free subjects.  The results of the analysis are presented in an MPR Report, which is electronically transmitted to the referring health care provider.

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

ITM currently performs the final assembly of the MPR Data Acquisition Device, which includes software installation, system configuration, and final system testing.  The MPR software is produced and released by ITM.  ITM is currently responsible for first-line service, including software support.  Individual equipment is serviced by their corresponding manufacturers.

The MPR Data Analysis System (central application server and related software) is configured, maintained, and operated by ITM.

Regulatory Requirements

US Procedures
The Food and Drug Administration (FDA) regulates all medical devices manufactured in the United States.  Within the FDA, the Center for Devices and Radiological Health (CDRH) is specifically charged with assuring the public that a device is safe and effective for its intended use.

The level of regulatory scrutiny is determined in good part by the class of a device. Device classification, which is risk-based and assessed based on the intended use of the device, falls into three classes: Class I, II and III, with Class I devices requiring the least stringent controls and Class III devices requiring the most stringent controls.  All classes of devices are subject to General Controls, which include establishment (manufacturing/assembly site) registration, device listing, labeling, and current Good Manufacturing Practices (GMP) in compliance with the Quality System Regulation. The FDA does not actually test devices, but through various committees, it reviews pre-marketing applications for devices to assure their safety and effectiveness in accordance with their classification.

For a Class II device, a manufacturer must first demonstrate that the device is “substantially equivalent” to a legally marketed device that has already been classified (known as a “predicate” device). This is accomplished by submitting a Premarket Notification under Section 510(k) of the Food, Drug, & Cosmetic Act.  If after the 510(k) review the new device is found to be “substantially equivalent” to its “predicate” device, the FDA will allow the sale of the new device.

Thought Technology’s EMG equipment used in the Data Acquisition Device of the MPR System is a Class II device and has been cleared by the FDA under Section 510(k).  The MPR Data Analysis System has not yet been cleared however we intend to treat it as a Class II device and have already identified suitable predicate devices which we believe are substantially equivalent and will support a new 510(k) submission, expected in 2010.  We anticipate filing additional performance and marketing claims with the FDA in 2011 after we complete an independent clinical trial of the MPR System, expected to begin in the second half of 2010.  We believe the results from this trial will determine the degree of clinical utility for the MPR test as a diagnostic tool in its own right along with demonstrating the economic benefits to the health care system when the MPR System is used in diagnosing and treating patients with back and neck pain.  (For more information on the clinical trial, see Major Medical Market)

EU Procedures

The regulation of medical devices in the EU is different than in the Unites States and is guided by three European Commission (EC) Directives.  The main directive, which covers the vast majority of medical devices - including the MPR System - is the Medical Devices Directive (MDD).  The MDD, along with the other two EC Directives, have been enacted into the national laws of each EU Member State, resulting in a legislative framework comprised of literally dozens of medical device laws.

Before a company can sell a medical device within the EU, it must place a CE Mark (CE Marking) on its product. The CE Mark for medical devices is not a quality mark nor is it intended for consumers.  It is a legally binding statement by the manufacturer that their product has met all of the requirements of the MDD.  Before the CE Mark may be affixed to the MPR System, we must complete the following:

•	Compile a medical device CE Marking Technical File with evidence of compliance to the MDD;

•	Appoint a European Authorized Representative since we have no physical location in Europe;

•	Receive a device-specific EC Certificate from a Notified Body, and;

•	Register the MPR System with the appropriate Competent Authorities, where applicable.

Only after these CE Marking requirements are satisfied, will we be allowed to place the CE Marking on the MPR System.

The need for clinical data in the CE marking process arises from the requirement to demonstrate that a device is safe, that it performs as intended by the manufacturer, and that any risks are acceptable when weighed against the benefits of the device.  The term "clinical data" within the meaning of the MDD is a broad concept that includes everything from bench testing to clinical trials in human subjects. As stated in the MDD, the clinical data used for CE marking may be in one of two forms:

•
either a compilation of the relevant scientific literature currently available on the intended purpose of the device and the techniques employed, together with, if appropriate, a report containing a critical evaluation of the compilation; and

•	the results and conclusions of a specifically designed clinical investigation.

The first option, also referred to as the "literature route," is commonly used by manufacturers for the CE marking of low- to medium-risk devices like the MPR System for which safety and performance can be adequately demonstrated by a combination of nonclinical data and clinical data that already exists on the device (published or unpublished) or by analogy with published data generated on an equivalent device.  This is the route we anticipate taking when pursuing the CE marking for the MPR System, anticipated to occur in the second half of 2010.

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

Growth through Partnership

We are in the process of developing corporate alliances for the development, sales and marketing of MPR in a number of important markets including North America and the European Union (EU). Initially, we are targeting strategic alliances with corporate partners to gain ‘footholds’ in specific markets outside the United States.

The second level of partnerships is expected to be with U.S. corporate partners to gain access to our key domestic markets. Together we hope to encourage pilot projects with carefully selected customers - employers, workers' compensation carriers, managed care organizations and physicians groups that deliver significant services under workers' compensation.

We have entered into discussions with a European-based company for the sales, marketing and distribution of MPR in the EU but no agreement has been reached at this time.  We have also entered into discussions with another company for a distribution deal in Canada but no agreement has been reached.

Research and Development

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Two of our four employees spend 100% of their time on research and development activities and one other spend a portion of his time on such activities.  We engage consultants on an as needed basis and pay them on an hourly basis.  In 2009, we paid our consultants an aggregate of $13,279 compared to $9,527 in 2008.   We anticipate increasing our research and development activities upon our obtainment of additional funds, of which there can be no assurances.

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

We also engage independent consultants on an “as needed” basis.  In 2009, we paid our consultants an aggregate of $31,005, compared to $9,527 in 2008.

Available Information

Our website is www.itechmedical.com.  On our website, we make available at no cost our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after we electronically file such material with, or furnish them to, the United States Securities and Exchange Commission (“SEC”). These documents are also publicly available free of charge at the SEC’s website. www.sec.gov.  The information contained on our website is not a part of this annual report on Form 10-K nor is it incorporated herein.

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

During the years ended December 31, 2009 and 2008, we incurred a net loss of $3,413,454 and $1,589,500, respectively, and had $146,477 cash on hand as of December 31, 2009 and an accumulated deficit of $10,757,603. We are in the development stage and have not earned any revenue since our inception. Due to the foregoing facts, our auditors have expressed their doubt as to our ability to continue as a going concern.  Current funds available to us will not be adequate for us to complete our clinical program.  Therefore, we will need to raise additional funds in order to fully implement our business plan. However, there can be no assurance that we will be successful in raising such additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

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

Your share ownership will be diluted if we issue shares for capital raising purposes.

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

As of the date of December 31, 2009, our directors and executive officers owned or controlled an aggregate of 10,313,333 shares, or approximately 38.64%, of our outstanding common stock.  Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders and resist any takeover bids, thereby precluding our stockholders from receiving a premium bid price on their common stock.

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

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our shares of common stock are subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and “accredited investors”. For transactions governed by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities, must obtain the purchaser's written consent to the transaction, and must deliver to the purchaser a SEC-mandated, penny stock risk disclosure document, all prior to the purchase. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our shares of common stock and may affect the ability of investors to sell such shares of common stock in the secondary market and may affect the price at which investors can sell such shares.

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

In this Annual Report, we are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act will require that for the year ending December 31, 2010 that our independent registered public accounting firm issue an attestation report on management’s evaluation of our system of internal controls.  The auditor attestation requirement does not apply to the current fiscal year.  Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

If we fail to maintain proper and effective internal controls in future periods, it could adversely affect our operating results, financial condition and our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 200 square feet of office space from Premier Business Centers at 17011 Beach Boulevard, Suite 900, Huntington Beach, California, 92647 pursuant to a month-to-month lease.  We paid an aggregate amount of $26,429 under this lease in 2009, which is subject to adjustments every six months. The space can house approximately two employees.  We lease approximately 300 square feet of office and clinical space at 5250 Commerce Drive, Suite 200, Murray, Utah 84107 pursuant to a month-to-month lease.  We paid an aggregate amount of $30,000 under this lease in 2009.  We leased approximately 500 square feet at 2020 University Street, Suite 2000, Montreal, Quebec, H3A 2A5, Canada pursuant to a General Services Agreement with Roy Bonnell & Associates.  Under the terms of the General Services Agreement, the lease payments for 2009 are deemed to be paid in full against a payment of 200,000 shares of common stock to Roy Bonnell & Associates.

Item 3. Legal Proceedings.

The Company is not a party to any legal proceedings and to our knowledge, there are no legal proceedings pending or threatened with respect to our company. The Company is not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us, or has an interest in any proceeding which is adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders.

None during the fourth quarter of the 2009 fiscal year covered by this report.

Item 4A. Executive Officers of the Company.

The following table sets forth certain information regarding the executive officers of the Company.

Name	Position	Age
Wayne D. Cockburn	President and Chief Executive Officer	53
Alan Goldman, MD	Vice President, Clinical and Medical Affairs	64
Steeve Asselin	Vice President, Research and Development	47

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

Since September 4, 2007, our common shares have been quoted on the Over-the-Counter Bulletin Board (OTCBB) administered by the Financial Regulatory Authority (FINRA), formerly the NASD, under the symbol IMSU.OB, as well as the Pink Sheets under the symbol IMSU.PK. Stocks traded on the OTCBB and Pink Sheets are usually thinly traded, highly volatile, and not followed by analysts. Investors in our common stock may experience a loss or liquidity problem with their share holdings. The table below gives the range of high low bid information for our common stock in 2009.  The source of the data is Finance 500, Inc. and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2009	Low Bid	High Bid
First Quarter 01-1-09 to 03-31-09	$0.15	$0.51
Second Quarter 4-1-09 to 6-30-09	$0.25	$0.43
Third Quarter 7-1-09 to 9-30-09	$0.17	$0.36
Fourth Quarter 10-1-09 to 12-31-09	$0.15	$0.25

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

Shares Held by Affiliates.

Of the 26,691,732  shares issued and outstanding as of December 31, 2009, 10,313,333 are held by affiliates and are therefore “restricted” and can be sold only in compliance with the resale restrictions of Rule 144 under the Securities Act. This means that there are 16,378,399 shares that are free trading.

Holders

As of the date of this Annual Report, we have 98 holders of record of our Common Stock.

Description of Our Securities

Our authorized capital stock consists of 100,000,000 shares of common capital stock, $0.0001 par value, of which 26,691,732 shares are considered issued and outstanding as of our fiscal year-end, December 31, 2009, and 10,000,000 shares of “blank check” preferred stock, $0.0001 par value, of which none are outstanding. “Blank check” preferred stock may be issued in any one or more series, and any series shall be comprised of such number of shares and may have such voting powers and such designations, preferences and rights as shall be stated and expressed in resolutions of the Board of Directors of the Company, without stockholder approval.  To date, the Board has not designated any series of preferred stock.

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

Name	Affiliation	Loan Amount	Issue or Renewal Date	Maturity Date	Warrant Series (1)	Wts. Granted	Fair Value
Cavandale Corporation	Affiliate	CDN$145,000	(2)	November 1, 2004	A	211,270	$4,225
			November 1, 2005	July 1, 2005	B	100,000	$19,246
			July 1, 2005	July 1, 2006	B	100,000	$16,450
			July 1, 2006	July 1, 2007	B	100,000	$39,095
			July 1, 2007	July 1, 2008	B	100,000	$44,484
			July 1, 2008	October 1, 2008	B	145,000	$27,562
			October 1, 2008	January 1, 2009	B	145,000	$12,642
			January 1, 2009	July 1, 2009	B	290,000	$33,214
			July 1, 2009	October 31, 2009	B	145,000	$13,508
			October 31, 2009	January 31, 2010	B	145,000	$6,765
Alan Goldman	Officer	$40,000	December 3, 2007	March 3, 2008	B	40,000	$14,126
			March 3, 2008	June 3, 2008	B	40,000	$11,920
			June 3, 2008	October 31, 2008	B	40,000	$14,780
			October 31, 2008	January 31, 2009	B	40,000	$1,846
			January 1, 2009	April 30, 2009	B	40,000	$5,211
			April 30, 2009	July 31, 2009	B	40,000	$1,304
			July 31, 2009	October 31, 2010	B	40,000	$1,868
			October 31, 2010	January 31, 2010	B	40,000	$1,866

(1)
Series ‘A’ common stock purchase warrants allow holders to purchase shares of common stock at $0.50 per share until June 30, 2011.  Series ‘B’ common stock purchase warrants allow holders to purchase shares of common stock at $1.00 per share until December 31, 2011.  The fair value of the Series ‘A’ and Series ‘B’ warrants that were granted to the lenders has been calculated using the Black-Scholes valuation method based on the time of issuance and is reflected as a discount on the loan in the accompanying financial statements and has been amortized over the original life of the loan as an interest expense.  The following weighted average assumptions were used to calculate the warrants issued in 2009:  term of .21 – 2.54 years, risk-free interest rate of 0.875% - 1.875%, volatility ranging from 78% - 122% and a weighted fair value ranging from $0.0104 - $0.1339.

(2)	Various days from July to October 2004.

Convertible Debt

During 2007 and 2008, the Company issued convertible promissory notes totaling $452,991 to fourteen individuals, each of whom qualifies as an “accredited investor” under Regulation D of the Securities Act.  The notes carried an annual interest rate of 12%, matured on July 30, 2009 and were convertible into common shares at a rate of $1.00 per share until December 31, 2009.  The fourteen note holders were granted a total 684,487 Series B warrants for their initial loans and for agreeing to extend the maturity date throughout the lives of the loans.  The value attributed to the warrants in 2009 totaled $3,693 at the issuance dates and are being amortized to interest expense over the life of the loans.

On June 30, 2009, all fourteen individuals agreed to convert the outstanding principal amounts of their loans into common shares at a rate of 3.333 shares of common stock for each dollar of principle outstanding for a total of 1,509,970 common shares.

See Note 5 Convertible Debt in the financial statements for the 2007 and 2008 convertible promissory notes information and the extension of these notes in 2008 and 2009.

Loans from Related Parties

During 2009, the Company issued three short-term promissory notes totaling $70,000 to MPR Health Systems, Inc, an affiliate shareholder.  The notes carried an annual interest rate of 10% and had various maturity dates.  MPR Health Systems was granted a total 25,000 Series A warrants, 65,000 Series B warrants and 25,000 Series C warrants for its loans and for agreeing to extend the maturity date throughout the lives of the loans.  The value attributed to the warrants in 2009 totaled $7,581 at the issuance dates and were amortized to interest expense over the life of the loans.

In September, 2009, MPR Health Systems agreed to convert the outstanding principal amounts of their loans into common shares at a rate of 3.333 shares of common stock for each dollar of principal outstanding for a total of 233,334 common shares.

During 2007 and 2008, the Company borrowed a total of $31,500 from Wayne Cockburn, its CEO.  The short-term promissory notes carried an annual interest rate of 10% and had various maturity dates.  Mr. Cockburn was granted a total 166,000 Series B warrants for his loans and for agreeing to extend the maturity date throughout the lives of the loans.  The value attributed to the warrants in 2009 totaled $ 3,633 at the issuance dates and were amortized to interest expense over the life of the loans.

In September, 2009, Mr. Cockburn agreed to convert the outstanding principal amounts of his loans into common shares at a rate of 3.333 shares of common stock for each dollar of principal outstanding for a total of 105,000 common shares.

During 2007, the Company borrowed a total of $25,000 from George Angelidis, one of its directors.  The short-term promissory note carried an annual interest rate of 10% and had a maturity date of July 30, 2009.  Mr. Angelidis was granted a total 250,000 Series B warrants for his loan and for agreeing to extend the maturity date throughout the life of the loan.  The value attributed to the warrants in 2009 totaled $ 4,072 at the issuance dates and were amortized to interest expense over the life of the loans.

In September, 2009, Mr. Angelidis agreed to convert the outstanding principal amount of his loan into common shares at a rate of 3.333 shares of common stock for each dollar of principal outstanding for a total of 83,333 common shares.

During 2007, the Company borrowed a total of $40,000 from Alan Goldman, one of its officers.  The short-term promissory note carries an annual interest rate of 10% and has a maturity date of January 31, 2010.  Dr. Goldman has been granted a total 320,000 Series B warrants for his loan and for agreeing to extend the maturity date throughout the life of the loan.  The value attributed to the warrants in 2009 totaled $ 10,249 at the issuance dates and are being amortized to interest expense over the life of the loans.

In 2004, the Company borrowed a total of CD$145,000 from Cavandale Corporation, a Company owned by one of the directors.  The loan carries an annual interest rate of 10% and has a maturity date of January 31, 2010.  Cavandale has been granted a total of 211,270 Series A warrants and 1,270,000 Series B warrants for its loan and for agreeing to extend the maturity date throughout the life of the loan.  The value attributed to the warrants in 2009 totaled $ 53,487 at the issuance dates and are being amortized to interest expense over the life of the loans.

During 2007, the Company borrowed a total of $100,000 from Frans Berndsen, one of its shareholders.  During the second quarter, $65,000 of these loans were issued and treated as 12% convertible notes payable as described in Note 4 Loans from related parties.  In September 2007 the Company and Mr. Berndsen agreed there had been a misunderstanding and a debt restructuring occurred.  The original $65,000 in loans was restructured to modify the original terms, as well as for the remaining $35,000 which was received in the third quarter. The Company negotiated with Mr. Berndsen to convert these promissory notes totaling $100,000 plus accrued interest of $22,807 and other accrued liabilities of $45,000 into 984,964 shares of the Company’s common stock valued at $.30 per share. This transaction resulted in a loss on extinguishment of debt of $127,682, which is included in general and administrative expenses in the accompanying statement of operations.  Mr. Berndsen was granted a total 700,000 Series B warrants for his loan and for agreeing to extend the maturity date throughout the life of the loan.

See Note 4 Loans from related parties in the financial statements for the notes information and the extension of these notes in 2008 and 2009.

Other Loans

During 2008, the Company borrowed a total of $10,000 from Gregory Harrison, an individual who also loaned the Company $100,000 in the convertible note program.  This loan, evidenced by a short-term promissory note carried an annual interest rate of 10% and matured on July 31, 2009.  Mr. Harrison was granted a total 50,000 Series B warrants for his loan and for agreeing to extend the maturity date throughout the life of the loan. The value attributed to the warrants in 2009 totaled $ 1,629 at the issuance dates and are being amortized to interest expense over the life of the loan.

In September, 2009, Mr. Harrison agreed to convert the outstanding principal amount of his loan into common shares at a rate of 3.333 shares of common stock for each dollar of principle outstanding for a total of 33,333 common shares.

See Note 6 Other loans payable in the financial statements for the notes information and the extension of this note in 2008 and 2009.

Common Stock Issued

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

During the third quarter of 2009, the Board of Directors authorized a private placement to sell up to 1,500,000 shares of the Company’s common stock at $.30 per share.  Each unit shall be comprised of one share of the Company’s common stock and one Series A warrant.  The Series A warrants may be exercised to purchase an equivalent number of common shares at $0.50 per share and expire June 30, 2011.  In 2009, the Company sold 411,667 shares for gross proceeds of $123,500.

On December 4, 2009, the Board of Directors authorized a bridge financing to sell up to 740,000 shares of the Company’s common stock at $.25 per share.  Each unit shall be comprised of one share of the Company’s common stock and two Series E warrants.  The Series E warrants are exercisable at $.30 per share and expire December 31, 2012.  The Company sold all 740,000 in December 2009 for gross proceeds of $185,000.

On December 4, 2009, the Board of Directors granted its CEO 1,800,000 shares to recognize his service to the Company.  The shares were valued at $522,000 (the trading price on the date of grant was $0.29) and are included in general and administrative expenses in the accompanying financial statements.

On December 31, 2009, the Company signed a new agreement with one of its consultants to cancel 240,000 shares of common stock and 300,000 Series C warrants for the issuance of 300,000 Series A warrants.

Stock options

In October 2003, the Company adopted the Stock Option Plan (the "2003 Plan"), which was also approved by its stockholders in October 2003. The 2003 Plan expired on December 31, 2007.  The maximum number of shares of common stock that could be issued pursuant to awards granted under the 2003 Plan was increased on March 19, 2004 from 2,250,000 to 4,850,000, subject to certain adjustments to prevent dilution. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2003 Plan.  On March 10, 2004, a total of 4,173,600 options were granted.  The grant price was $0.25, with 2,120,000 options vesting immediately and the remaining 2,053,600 options vesting on March 10, 2005.  305,000 options were cancelled in 2006, 915,000 options were cancelled in 2009, and the remaining 2,953,600 options expire on March 10, 2014.  Options under the 2003 Plan were granted under Item 701 of the Securities Act.

In February 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”).  The purpose of the 2008 Plan is to attract, retain, and motivate certain key employees of the Company by giving them incentives which are linked directly to increases in the value of the common stock of the Company.  Each director, officer, employee, or consultant of the Company is eligible to be considered for the grant of awards under the 2008 Plan. The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2008 Plan 1,000,000, subject to certain adjustments to prevent dilution. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2008 Plan.  Grants under the 2008 Plan are exercisable at the market value of the Company's stock on the date of such grant.  All options under the 2008 Plan are exercisable at times as determined by the board of directors, not to exceed 10 years from the date of grant.  No options were granted during 2009.

Securities Authorized for Issuance under Equity Compensation Plans

As described above, 2,953,600 shares of our common stock are authorized for issuance upon the exercise of 2,953,600 outstanding options awards granted under the 2003 Plan at $0.25 per share.  The 2003 Plan, which was approved by stockholders in October 2003, expired on December 31, 2007.

In February 2008, we adopted the 2008 Plan.  Under the 2008 Plan, there are 1,000,000 shares authorized for issuance as awards.  To date, no awards have been granted under the 2008 Plan.

We have not registered the shares issuable upon the exercise of options granted under our 2003 Plan.

The table below sets forth information regarding our equity compensation awards issued as of December 31, 2009:

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2009
	Number of securities to be issued upon the exercise of outstanding option, warrants and rights (a)	Weighted average exercise price of outstanding options, option, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,953,600	$0.25	0

Equity compensation plans not approved by securities holders	0	0	0

Total	2,953,600	$0.25	0

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information set forth and discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is derived from the Financial Statements of iTech Medical, Inc. and the related notes thereto which are included as exhibits to this current report. The following information and discussion should be read in conjunction with such Financial Statements and notes. Additionally, this Management’s Discussion and Analysis of Financial Condition and Results of Operations constitutes forward-looking statements. We encourage you to review our “Cautionary Note Regarding Forward-Looking Statements” at the front of this current report, and our “Risk Factors” set forth above.

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

Plan of Operations

In the next 12 months, we anticipate reaching a number of clinical and regulatory milestones.  They include:

•	completing the current clinical trial of the MPR System at the Utah Spine and Joint Center;

•	initiating an outcome study of the MPR System at one or more research sites in North America;

•	obtaining the CE Marking for the MPR System in Europe;

•	obtaining commercial approval of the MPR System in Canada, and;

•	submitting an application to have our MPR System cleared for marketing and sales in the US.

Strategic Plan

There are many challenges that we will encounter as we build our business.  To meet these challenges, we believe it is important to assemble a team of experienced healthcare executives and medical opinion leaders to work with us to carry out the business and marketing plans of the Company.  We also believe that to be successful in the development and commercialization of the MPR System, we must not only meet the milestones discussed above, but we must also:

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

Current funds available to us will not be adequate for us to complete these programs. During the years ended December 31, 2009 and 2008, we incurred a net loss of $3,413,454 and $1,589,500, respectively, and had $146,477 cash on hand as of December 31, 2009. We are in the development stage and have not earned any revenue since our inception.  Therefore, we will need to raise additional funds in order to fully implement our business plan. However, there can be no assurance that we will be successful in raising such additional funds on favorable terms if at all.  Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

Our continued operations therefore will depend upon our ability to raise additional funds through bank borrowings, equity or debt financing.  Given the turbulence and volatility in the capital markets, there is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us. If we cannot obtain needed funds, we may be forced to curtail or cease our activities. We may encounter difficulty in obtaining these funds and/or credit lines. Moreover, even if additional financing or credit lines were to become available, it is possible that the cost of such funds or credit would be high and possibly prohibitive.

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our core research and development activities. Three of our five employees and three of our four independent consultants currently devote at least a portion of their time to our research and development activities.  We anticipate increasing levels of resources will be dedicated to research and clinical development in the implementation of our business strategy within the next 12 months.

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

Development Stage Company

We are a development stage company as defined in Accounting Standards Codification ("ASC") 915,  Development Stage Entities. We are devoting substantially all of our present efforts to establish a new business, and our planned principal operations have not yet commenced. We have not generated any material revenues throughout our history and our ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.

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

Research and Development Costs

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with ASC 730, “Research and Development”.

Stock-based Compensation

We have adopted the provisions of ASC 718 and have measured compensation cost related to stock options issued to employees at their fair value using the Black-Scholes method. Stock based compensation issued to persons other than employees is also reflected in the financial statements at fair value computed using the Black-Scholes method.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Losses; Revenues

We incurred net losses of $3,413,454 for the year ended December 31, 2009 and $1,589,500 for the year ended December 31, 2008.  We had no revenues for the year ended December 31, 2009 and no revenues for the year ended December 31, 2008.

Research and Development

We expense our research and developments costs as incurred. Research and development expenses consisted of costs associated with the design, development, testing, and enhancement of the MPR System. The primary costs are salaries, consulting fees and non-recurring software development costs. Research and development expenses increased marginally to $134,504 in 2009 from $134,327 in 2008.

Medical and Clinical

Medical and clinical expenses consisted of costs associated with the preparation for the clinical trials for the MPR System. The primary costs are salaries, consulting fees, clinical trial protocol development costs and clinical research organization costs. Medical and clinical expenses increased to $181,500 in 2009 from $123,852 in 2008. The increase from 2008 to 2009 is primarily due to the ongoing clinical trial at the Utah Spine and Joint Center.

General and Administrative Expenses

General and administrative expenses increased to $2,612,279 in 2009 from $960,683 in 2008 primarily due to an increase of $1,066,009 in common stock issued for services and interest; an increase of $251,691 in the issuance of warrants for services, and; an increase of $122,095 in the amortization of loan discounts.  We expect that we will require approximately $2.0 million of cash for operating activities in 2010.  This is due primarily to the work required to complete the MPR analytical software, the completion of the clinical trial program for the MPR System, and the regulatory filings we expect to make in North America and Europe before the end of 2010.

Interest Income and Expense

During 2009 and 2008, we relied on short term borrowings to finance our operating activities.  The interest expense for the year ended December 31, 2009 increased to $484,255 as compared with $369,775 for the year ended December 31, 2008 primarily due to an increase in short term borrowings.  The actual “cash” interest accrual for 2009 was $74,898 versus $82,513 for 2008.  The decrease in the interest expense was due to much of the short-term borrowings converted to common stock in the third quarter

The assumptions used to calculate the discounts and beneficial conversion features vary from year to year.  In 2009, we extended the expiration dates of our Series A and B warrants to June 30, 2011 and December 31, 2011, respectively, and $304,540 was subsequently recorded as interest.  This increase in “non-cash interest” was offset however because our share price was lower for most of 2009 versus 2008, and the time frame that the lenders have to exercise the warrants continues to decline, the amount of the discount also declines and the beneficial conversion feature was negative and therefore not reported.

The average borrowing was approximately $27,586 in 2009 and $28,026 in 2008, and when discounts from warrants and conversion features are taken into account, the average interest expense for each note was approximately $15,133 in 2009 and $12,716 in 2008.  The weighted average interest rate for the short term borrowings outstanding at December 31, 2009 is 11.82% in 2009 and 17.19% in 2008, after taking into account the discounts from warrants and conversion features.

Liquidity and Capital Resources; Going Concern

We are in the development stage and have not earned any revenue since our inception. These factors have caused our auditors to express substantial doubt as to our ability to continue as a going concern.  During the years ended December 31, 2009 and 2008, we incurred a net loss of $3,413,454 and $1,589,500, respectively.

At December 31, 2009 and 2008, we had cash on hand of $146,477 and $34,015, respectively. We utilized cash of approximately $483,732 in the period ended December 31, 2009 compared to $368,956 for the same period ended December 31, 2008. The cash used in operating activities in 2009 is higher than 2008 due to the resumption of our research and clinical programs. We have funded our operations primarily through private placements of equity securities. In 2009, we raised gross proceeds of approximately $70,000 from loans from related parties and $508,500 from the issuance of common stock.

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

Management’s Report on Internal Control Over Financial Reporting

iTech Medical’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  As required by Rule 13a-15(c) under the Exchange Act, iTech Medical’s management carried out an evaluation, with the participation of iTech Medical’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year.  The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

iTech Medical’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that iTech Medical maintained effective internal control over financial reporting as of December 31, 2009, based on criteria in “Internal Control - Integrated Framework” issued by the COSO.

Change in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Attestation Report of the Registered Public Accounting Firm

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The name, initial year of service as a director, age, and position or office of each member of our board of directors, is as follows:

Name	Director Since	Age	Position
Wayne D. Cockburn	2003	53	President, Chief Executive Officer and Director

Donald Paterson(1)(2)(3)	2003	77	Chairman of the Board and Director

George Angelidis(4)(5)(6)	2003	64	Director

Craig Lunsman(7)	2007	63	Director

(1)	Member of the Audit Committee since January 2004.

(2)	Member of the Compensation Committee since January 2004.

(3)	Member of the Corporate Governance Committee since January 2004.

(4)	Member of the Audit Committee and Stock Option Committee since January 2004.

(5)	Member of the Nominating Committee since January 2004.

(6)	Member of the Compensation Committee since January 2004.

(7)	Member of the Audit, Compensation and Corporate Governance Committees since September 2007.

The business experience, principal occupations and directorships in publicly-held companies of the members of our board of directors are set forth below.

Wayne Cockburn – President and CEO, Director
Mr. Cockburn joined iTech Medical in September 2003. Prior to iTech Medical, Mr. Cockburn was President at MPR Health Systems from January 2002 until September 2003 and Executive Vice President from January 2000 until January 2002. From January 1995 to December 1999, Mr. Cockburn was Vice President, Business Development for Lorus Therapeutics, a public biotechnology company. Mr. Cockburn’s background includes strategic planning, corporate finance, corporate partnering, corporate governance and mergers and acquisitions. Mr. Cockburn has served on the board of directors of several private and public companies. Mr. Cockburn currently serves on the board of directors of MPR Health Systems, Inc. and Red Juggernaut, Inc.

Donald W. Paterson - President, Cavandale Corporation
Since May 1986, Mr. Paterson has been President of Cavandale Corporation, a company principally engaged in providing strategic corporate consulting to emerging growth companies within the technology and healthcare industries. Prior to founding Cavandale Corporation, Mr. Paterson was a Director and Vice-President of Wood Gundy Inc., a Canadian investment bank, from Jan. 1982 to Sep. 1988 where he was directly involved in leading the firm’s activities in financing Canadian and international high technology companies. Mr. Paterson currently serves on the board of directors of Angoss Software Corp., Homeservice Technologies Inc., NewGrowth Corp. and Utility Corp.

George D. Angelidis – Healthcare Consultant
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

Craig Lunsman, President, William Jamieson Group
Mr. Lunsman is the Founder and Managing Director of William Jamieson Group, Inc., a consulting group that provides securities valuation and corporate advisory services to public and private small cap companies.   Prior to founding William Jamieson Group in 1993, Mr. Lunsman was a Co- Founder and Principal in Houlihan Valuation Advisors, Inc., a company specializing in providing services related to business valuations, fairness opinions and other valuation and economic issues.  Mr. Lunsman received his BS from the University of Southern California in 1970 and graduate work for his MBA and has been involved in providing strategic planning, financing and other corporate advisory services since that time.  He has served as an Expert Witness on business valuation and other related financial matters in California and other states, and has also testified before the Internal Revenue Service relative to valuation matters.  He has been a member of the American Society of Appraisers, San Francisco Chapter and has been a published author and a frequent speaker on issues relating to business valuation.  As an outside director, Mr. Lunsman acts as Chairman of the Company's Audit Committee as well as serve on each of the Compensation and Corporate Governance Committees.

Familial Relationships

There are no family relationships among the officers and directors.

Audit, Nominating and Compensation Committees

Donald Paterson, George Angelidis and Craig Lunsman constitute the Board of Director’s Audit, Corporate Governance and Compensation Committees.   The Board does not have an “audit committee financial expert” (as defined in Item 407(d)(5)(ii) to Regulation S-B promulgated under the Exchange Act) serving on its Audit Committee.  The Board anticipates appointing a financial expert to its Audit Committee in the near future.

Code of Ethics

On April 23, 2004, our Board adopted a Code of Ethics which is filed as exhibits to this Annual Report.

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

Information Concerning Non-Director Executive Officers

The name, age, position or office, and business experience of each of our non-director executive officers is as follows:

Name	Age	Position
Alan J. Goldman, MD	64	Vice President, Clinical and Medical Affairs

Steeve Asselin	47	Vice President, Research and Development

Alan J. Goldman, M.D. - Vice President, Clinical and Medical Affairs
Dr. Goldman joined iTech Medical in September 2003. Prior to joining iTech Medical, Dr. Goldman was a practicing Board Certified neurologist for 32 years and an Associate Clinical Professor of Neurology at the University of California (Irvine). Through his practice, Dr. Goldman attained extensive experience with work-related injuries. He served as a neurology consultant to numerous insurers and served for four years on the Medical Advisory Board of Blue Cross. Dr. Goldman serves as an expert witness in Workers’ Compensation and general liability litigation matters and was recently appointed as a Medical Panel Chairperson for the State of Utah Labor Commission. His Workers’ Compensation appointments include Independent Medical Examiner for the State of California in 1990, Qualified Medical Evaluator, State of California in 1991 and Agreed Medical Evaluator, State of California in 1992. Dr. Goldman is also a member of the American Academy of Neurology, the California Medical Association, the Utah Medical Association and a Past-President of the Orange County Neurological Society.

At iTech Medical, Dr. Goldman is responsible for all the clinical and medical affairs of the Company. In addition to being a key member of the management team, Dr. Goldman also serves as Chairman of the Company's Medical Advisory Board.

Steeve Asselin - Vice President, Research and Development
Prior to joining iTech Medical in September 2003, Mr. Asselin was the Director of the Biomechanics Lab at HealthSouth Inc. from September 2000 to December 2002. Mr. Asselin was responsible for the development of the Biomechanics Lab at HealthSouth to enhance and support the clinical programs and services of the company. From May 1994 until September 1999, Mr. Asselin was Research Coordinator at Spinex Medical Technologies. From February 1992 until March 1994, Mr. Asselin was Director, Clinical and Spinoscopy Affairs with a physician group in Boston, Mass. Prior to that, Mr. Asselin was a Research Assistant at Spinex Medical Technologies from September 1989 until February 1992. Mr. Asselin is coauthor of six scientific publications dealing with back injuries and back function and author and/or coauthor of approximately 30 scientific abstracts.

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

Gunnar B.J. Andersson, MD, PhD
Dr. Andersson is the Chairman Emeritus of Orthopedic Surgery at the Rush University Medical Center in Chicago; past managing partner of Midwest Orthopedic; past President of the International Society for the Study of the Lumbar Spine and past Chairman of the American Academy of Orthopedic Surgeons Research Development Committee.

V. Reggie Edgerton, PhD
Dr. Edgerton is Distinguished Professor of the Departments of Physiological Sciences and Neurobiology at the UCLA Medical Center.  He is also Project Program Director of studies on neuromuscular plasticity following spinal cord injury and conducts studies of physiological changes in microgravity for NASA.

Scott Haldeman DC, MD, PhD
Dr. Haldeman is a Clinical Professor of Neurology at the University of California, Irvine and Adjunct Professor in the Research Division at the UCLA Medical Center.  Dr. Haldeman is also Chairman of the Research Council of the World Federation of Chiropractic and a Past-President of the North American Spine Society.

Steven L. Wolf, PhD
Dr. Wolf is a Professor in the Department of Rehabilitation Medicine; a Professor in Geriatrics in the Department of Medicine, and; Associate Professor in the Department of Cell Biology at the Emory School of Medicine.  Dr. Wolf is also a Professor in Health and Elder Care in the Nursing School at Emory and is on the Advisory Council of the National Center for Medical Rehabilitation Research (NIH -NICHHD).

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain compensation information, paid and accrued, for: (i) each person who served as the chief executive officer of iTech Medical at any time during the year ended December 31, 2009, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2009. The foregoing persons are collectively referred to in this Form 10-K as the “Named Executive Officers.” Compensation information is shown for fiscal years 2009 and 2008.

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wayne D. Cockburn
President and	2009	164,420	—	522,000	—	—	—	—	686,420
Chief Executive Officer	2008	90,000	—	—	—	—	—	—	90,000

Alan J. Goldman, MD
Vice President,	2009	90,000	—	—	—	—	—	—	90,000
Clinical and Medical Affairs	2008	90,000	—	—	—	—	—	—	90,000

Steeve Asselin
Vice President,	2009	87,275	—	—	—	—	—	—	87,275
Research and Development	2008	90,000	—	—	—	—	—	—	90,000

There are no employment agreements between iTech Medical and any executive officer of iTech Medical.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2009, for each Named Executive Officer.

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

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal year ended December 31, 2009, excluding iTech Medical’s Chief Executive Officer Wayne D. Cockburn, whose compensation is set forth in the Summary Compensation Table for Named Executive Officer, set forth above.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
George Angelidis (1)	0	0	0	0	0	0	0
Craig Lunsman (2)	0	0	0	0	0	0	0
Donald Paterson (3)	0	0	0	0	0	0	0

(1)	At December 31, 2009, Mr. Angelidis had exercisable options to purchase 280,000 shares of our common stock at $0.25 per share. These options were granted in March 2004.

(2)	At December 31, 2009, Mr. Lunsman had exercisable options to purchase 100,000 shares of our common stock at $0.25 per share. These options were granted in March 2004.

(3)	At December 31, 2009, Mr. Paterson had exercisable options to purchase 310,000 shares of our common stock at $0.25 per share. These options were granted in March 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following table sets forth, as of April 8, 2010, certain information concerning the beneficial ownership of common stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a shareholder has the power to vote or the power to transfer, and stock options and other rights to acquire Common Stock that are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. The calculation of the percentage owned is based on 26,691,732 shares of Common Stock outstanding. Unless otherwise stated, the address of each of the directors and executive officers listed below is c/o iTech Medical, Inc., 17011 Beach Boulevard, Suite 900, Huntington Beach, California, 92647.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership
	Amount and Nature of Beneficial Ownership		Percent of Class
Wayne Cockburn 23 Valley Trail Newmarket, Ontario Canada L3Y 4V8	9,925,000	(1)	37.18%
MPR Health Systems, Inc. 23 Valley Trail Newmarket, Ontario Canada L3Y 4V8	8,000,000		29.97%
George Angelidis 6380 Brogan Hill Kalamazoo, Michigan 49009	183,333		0.69%
Craig Lunsman 154 Lombard Street Suite 60 San Francisco, California 94111	105,000		0.39%
Donald Paterson 24 Elgin Avenue Toronto, Ontario. Canada M5R 1G6	8,100,000	(2)(3)	30.35%
Vespa Family Entities 1075 Old Mohawk Road Ancaster Ontario Canada L9G 3K9	2,100,000		7.87%
All Officers and Directors as a Group (6 people)	12,413,333	(4)	46.51%

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

(3)	Includes 100,000 shares of common stock held by Cavandale Corporation. Mr. Paterson is President and sole owner of Cavandale Corporation.

(4)	Includes securities in footnotes (1), (2) and (3). 8,000,000 shares held by MPR Health Systems, Inc. counted once for aggregate number of shares owned as a group.

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

Item 13. Certain Relationships and Related Transactions and Directors Independence.

During 2009, the Company issued three short-term promissory notes totaling $70,000 to MPR Health Systems, Inc, an affiliate shareholder.  The notes carried an annual interest rate of 10% and had various maturity dates.  MPR Health Systems was granted a total 25,000 Series A warrants, 65,000 Series B warrants and 25,000 Series C warrants for its loans and for agreeing to extend the maturity date throughout the lives of the loans.  In September, 2009, MPR Health Systems agreed to convert the outstanding principal amounts of their loans into common shares at a rate of 3.333 shares of common stock for each dollar of principle outstanding for a total of 233,334 common shares.

During 2007 and 2008, the Company borrowed a total of $31,500 from Wayne Cockburn, its CEO.  The short-term promissory notes carried an annual interest rate of 10% and had various maturity dates.  Mr. Cockburn was granted a total 166,000 Series B warrants for his loans and for agreeing to extend the maturity date throughout the lives of the loans.  In September, 2009, Mr. Cockburn agreed to convert the outstanding principal amounts of his loans into common shares at a rate of 3.333 shares of common stock for each dollar of principle outstanding for a total of 105,000 common shares.

During 2007, the Company borrowed a total of $25,000 from George Angelidis, one of its directors.  The short-term promissory note carried an annual interest rate of 10% and had a maturity date of July 30, 2009.  Mr. Angelidis was granted a total 250,000 Series B warrants for his loan and for agreeing to extend the maturity date throughout the life of the loan.  In September, 2009, Mr. Angelidis agreed to convert the outstanding principal amount of his loan into common shares at a rate of 3.333 shares of common stock for each dollar of principle outstanding for a total of 83,333 common shares.

During 2007, the Company borrowed a total of $40,000 from Alan Goldman, one of its officers.  The short-term promissory note carries an annual interest rate of 10% and has a maturity date of January 31, 2010.  Dr. Goldman has been granted a total 320,000 Series B warrants for his loan and for agreeing to extend the maturity date throughout the life of the loan.

In 2004, the Company borrowed a total of CD$145,000 from Cavandale Corporation, a Company owned by one of the directors.  The loan carries an annual interest rate of 10% and has a maturity date of January 31, 2010.  Cavandale has been granted a total of 211,270 Series A warrants and 1,270,000 Series B warrants for its loan and for agreeing to extend the maturity date throughout the life of the loan.

During 2007, the Company borrowed a total of $100,000 from Frans Berndsen, one of its shareholders.  During the second quarter, $65,000 of these loans were issued and treated as 12% convertible notes payable as described in Note 4 Loans from related parties.  In September 2007 the Company and Mr. Berndsen agreed there had been a misunderstanding and a debt restructuring occurred.  The original $65,000 in loans was restructured to modify the original terms, as well as for the remaining $35,000 which was received in the third quarter. The Company negotiated with Mr. Berndsen to convert these promissory notes totaling $100,000 plus accrued interest of $22,807 and other accrued liabilities of $45,000 into 984,964 shares of the Company’s common stock valued at $.30 per share. This transaction resulted in a loss on extinguishment of debt of $127,682, which is included in general and administrative expenses in the accompanying statement of operations.  Mr. Berndsen was granted a total 700,000 Series B warrants for his loan and for agreeing to extend the maturity date throughout the life of the loan.

In 2003, the Company purchased a patent from MPR Health Systems, Inc. for 8,000,000 shares of the Company’s common stock and a 5-year $100,000 Demand Promissory Note (the “Note”). The Note bears interest at 2% and is due and payable on November 30, 2010.  There was a balance of $34,613 outstanding as of December 31, 2009.

Item 14. Principal Accountant Fees and Service.

Our independent registered public auditors are Farber Hass Hurley LLP.  Their office is located at 888 W. Ventura Blvd. Suite A, Camarillo, CA 93010.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements and quarterly reviews for the fiscal years ended December 31, 2008 and 2009 were approximately $63,000 and $61,000, respectively.

Audit-Related Fees

The Company’s auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

The aggregate fees billed by the Company's auditors for  professional  services for tax compliance, tax advice, and tax planning were $0 for each of the fiscal years ended December 31, 2008 and 2009.

All Other Fees

The  aggregate fees billed by the Company's auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for each of the fiscal years ended December 31, 2008 and 2009 were $0.

Pre-Approval Policies and Procedures

The Company’s audit committee currently has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by its independent auditors. These services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services.

PART IV

Item 15. Exhibits.

Exhibit No.	Description
3.2 (1)	Bylaws of iTech Medical, Inc.

10.3(1)	Code of Ethics

31.1(2)
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc)
Financial Statements
For the fiscal year ended December 31, 2009

Contents

Index to Financial Statements	F-1

Report of Farber Hass Hurley LLP, a PCAOB Registered Accounting Firm	F-2

Audited Financial Statements
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Cash Flows	F-5
Statements of Changes in Stockholders’ Equity	F-6

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of iTech Medical, Inc. (Formerly known as Impact Medical Solutions, Inc)

We have audited the accompanying balance sheet of iTech Medical, Inc. (Formerly known as Impact Medical Solutions, Inc), a development stage company (the "Company") as of December 31, 2009 and December 31, 2008, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the years ended December 31, 2009, 2008 and 2007 and October 20, 1997 (date of inception) to December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iTech Medical, Inc. (Formerly known as Impact Medical Solutions, Inc)as of December 31, 2009, and the results of its operations and its cash flows for each of the years ended December 31, 2009, 2008 and 2007, and October 20, 1997 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, Company has not recognized any revenue since inception and has a shareholders deficit of $(1,419,436). These factors raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley, LLP
April 14, 2010
Camarillo, California

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets
Cash	$146,477	$34,015
Prepaid expenses	4,219	5,218

Total current assets	150,696	39,233

Furniture and equipment, net of accumulated depreciation of
$52,257 and $58,119 at December 31, 2009 and 2008, respectively	7,549	17,270

Patent, net of accumulated amortization of $186,276 and $156,864
at December 31, 2009 and 2008, respectively	313,724	343,136
	$471,969	$399,639

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loans from related parties, net of unamortized discount of $2,908 and
$3,258 at December 31, 2009 and 2008, respectively	$175,306	$311,896
Convertible debt, net of unamortized discount of $4,267 at December 31, 2008	-	448,724
Other loan payable, net of unamortized discount of $116 at December 31, 2008	-	9,884
Note payable	34,613	34,613
Accounts payable	337,160	279,282
Accrued interest	213,156	153,229
Accrued vacation	83,170	64,133
Accrued salaries, bonuses and other payroll related items	1,010,500	589,600
Director compensation	37,500	-
Other accrued liabilities	-	30,000
Total current liabilities	1,891,405	1,921,361

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.0001 par value,
no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value,
26,691,733 and 18,768,466 shares issued and outstanding
at December 31, 2009 and 2008, respectively	2,669	1,877
Additional paid-in capital	9,593,824	6,432,631
Deferred option and warrant costs	(258,326)	(612,081)
Deficit accumulated during the development stage	(10,757,603)	(7,344,149)
Total shareholders' deficit	(1,419,436)	(1,521,722)
	$471,969	$399,639

The accompanying notes are an integral part of these financial statements.

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Statements of Operations

				Cumulative
				from inception
				(October 20,
				1997) to
	Year ended December 31,			December 31,
	2009	2008	2007	2009

Costs and expenses:
Research and development	$134,504	$134,327	$151,217	$1,006,556
Medical and clinical	181,500	123,852	105,767	1,411,065
General and administrative	2,612,279	960,683	666,632	6,844,266

Operating loss	(2,928,283)	(1,218,862)	(923,616)	(9,261,887)

Other income (expense):

Interest expense	(484,255)	(369,775)	(338,294)	(1,488,856)
Interest income	43	-	15	333

	(484,212)	(369,775)	(338,279)	(1,488,523)

Loss before provision for taxes	(3,412,495)	(1,588,637)	(1,261,895)	(10,750,410)

Provision for taxes	959	863	1,594	7,193

Net loss	$(3,413,454)	$(1,589,500)	$(1,263,489)	$(10,757,603)

Basic and diluted net loss per share	$(0.16)	$(0.09)	$(0.08)

Basic and diluted weighted average
number of common shares
outstanding	21,690,964	16,833,629	15,996,205

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise of:
Outstanding options	2,953,600	3,868,600	3,868,600
Outstanding warrants (Series A-E)	14,710,463	10,852,382	7,945,636

The accompanying notes are an integral part of these financial statements.

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Statements of Cash Flow

				Cumulative
				from inception
				(October 20,
				1997) to
	Year ended December 31,			December 31,
	2009	2008	2007	2009
Cash flows from operating activities:
Net loss	$(3,413,454)	$(1,589,500)	$(1,263,489)	$(10,757,603)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	39,785	43,827	43,970	255,064
Loss on disposal of assets	1,215	-	-	1,215
Loss on extinguishment of debt	95,932	-	-	95,932
Amortization of loan discount	409,357	287,262	290,227	1,232,256
Issuance of common stock for services & interest	1,506,268	440,259	81,464	2,138,151
Issuance of stock options and warrants for services	310,924	59,233	64,119	1,490,761
Decrease (increase) in prepaid expenses	999	21,468	(21,677)	(4,219)
Increase (decrease) in accounts payable	57,878	9,407	103,402	337,160
Increase (decrease) in accrued expenses	507,364	359,088	171,474	1,344,326
Net cash used by operating activities	(483,732)	(368,956)	(530,510)	(3,866,957)

Cash flows from investing activities:
Capital expenditures	(1,867)	(4,514)	(564)	(77,552)
Net cash used by investing activities	(1,867)	(4,514)	(564)	(77,552)

Cash flows from financing activities:
Proceeds from loans from related parties	70,000	21,500	175,000	411,500
Proceeds from convertible debt	-	120,000	332,991	452,991
Proceeds from loans from others	-	10,000	-	10,000
Payments on note payable	-	-	-	(65,387)
Issuance of common stock, net of costs	508,500	270,000	-	3,288,668
Net cash provided by financing activities	578,500	421,500	507,991	4,097,772

Effect of exchange rate changes	19,561	(29,159)	27,320	(6,786)

Net increase (decrease) in cash	112,462	18,871	4,237	146,477
Cash, beginning of period	34,015	15,144	10,907	-
Cash, end of period	$146,477	$34,015	$15,144	$146,477

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$-	$500,000
Issuance of warrants with debt	$100,085	$212,546	$353,036	$930,624
Conversion of debt to equity	$689,491	$-	$-	$689,491

The accompanying notes are an integral part of these financial statements.

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Statements of Changes in Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to December 31, 2009

					Deficit
				Deferred Share,	Accumulated	Total
	Common Stock		Additional	Option &	During the	Shareholders'
	Number		Paid-in	Warrant	Development	Equity
	of Shares	Total	Capital	Cost	Stage	(Deficit)
Initial capitalization	3,000,000	$1,500	$1,250	$-	$-	$2,750
Net loss for 1997	-	-	-	-	(2,750)	(2,750)
Balance, December 31, 1997	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1998	-	-	-	-	-	-
Balance, December 31, 1998	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1999	-	-	-	-	-	-
Balance, December 31, 1999	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2000	-	-	-	-	-	-
Balance, December 31, 2000	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2001	-	-	-	-	-	-
Balance, December 31, 2001	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2002	-	-	-	-	-	-
Balance, December 31, 2002	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2003	-	-	-	-	(181,023)	(181,023)
Shares issued for patent	8,000,000	4,000	396,000	-	-	400,000
Shares issued for cash net of share issue costs of $86,096	2,086,000	1,043	434,361	-	-	435,404
Balance, December 31, 2003	13,086,000	6,543	831,611	-	(183,773)	654,381
Net loss for 2004	-	-	-	-	(733,248)	(733,248)
Stock option costs	-	-	5,009	-	-	5,009
Warrants issued with loans payable	-	-	4,225	-	-	4,225
Shares issued for cash net of share issue costs of $17,602	895,000	448	561,950	-	-	562,398
Balance, December 31, 2004	13,981,000	6,991	1,402,795	-	(917,021)	492,765
Net loss for 2005	-	-	-	-	(1,496,992)	(1,496,992)
Stock warrant costs	-	-	238,892	(199,946)	-	38,946
Amortization of stock warrant costs	-	-	-	85,273	-	85,273
Warrants issued with loans payable	-	-	16,450	-	-	16,450
Shares issued for services	60,160	30	60,130	-	-	60,160
Shares issued for cash net of share issue costs of $52,689	1,045,000	522	991,789	-	-	992,311
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913

(continued)

The accompanying notes are an integral part of these financial statements.

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Statements of Changes in Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to December 31, 2009

				Deferred Share,	Accumulated	Total
	Common Stock		Additional	Option &	During the	Shareholders'
	Number		Paid-in	Warrant	Development	Equity
	of Shares	Total	Capital	Cost	Stage	(Deficit)
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	517,305
Shares issued for services	50,000	25	49,975	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-
Value of warrants issued	-	-	1,101,523	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	500,062	-	500,062
Net loss for 2006	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	1,585	4,384,842	(44,657)	(4,491,160)	(149,390)
Shares issued for services	625,000	63	454,937	(455,000)	-	-
Value of warrants issued	-	-	386,399	(33,363)	-	353,036
Amortization of share, option and warrant cost	-	-	-	145,583	-	145,583
Net loss for 2007	-	-	-	-	(1,263,489)	(1,263,489)
Balance, December 31, 2007	16,478,465	1,648	5,226,178	(387,437)	(5,754,649)	(914,260)
Shares issued for cash, net of issuance costs of $30,000	400,001	40	269,960	-	-	270,000
Settlement of liability	100,000	10	69,990			70,000
Shares issued for services	1,790,000	179	468,321	(356,000)	-	112,500
Value of warrants issued	-	-	398,182	(185,636)	-	212,546
Amortization of share, option and warrant cost	-	-	-	316,992	-	316,992
Net loss for 2008	-	-	-	-	(1,589,500)	(1,589,500)
Balance, December 31, 2008	18,768,466	1,877	6,432,631	(612,081)	(7,344,149)	(1,521,722)
Shares issued for services and interest	3,621,023	362	1,207,162	(373,216)	-	834,308
Value of warrants issued	-	-	628,788	(450)	-	628,338
Shares issued for cash	1,818,333	182	508,318	-	-	508,500
Shares issued upon conversion of debt	2,723,911	272	816,901	-	-	817,173
Amortization of share, option and warrant cost	-	-	-	727,421	-	727,421
Cancellation of shares	(240,000)	(24)	24	-	-	-
Net loss for 2009	-	-	-	-	(3,413,454)	(3,413,454)
Balance, December 31, 2009	26,691,733	$2,669	$9,593,824	$(258,326)	$(10,757,603)	$(1,419,436)

The accompanying notes are an integral part of these financial statements.

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

1.	Organization and summary of significant accounting policies

Organization and Line of Business

iTech Medical, Inc., formerly known as Impact Medical Solutions, (a development stage company) (the "Company" or “IMS”), a Nevada corporation, was incorporated on October 20, 1997.  On September 9, 2003, IMS acquired a patent from MPR Health Systems, Inc., a California corporation; a patented medical information system called Muscle Pattern Recognition (“MPR”) with a value of $500,000.  Since inception, iTech Medical has been involved in the development and pre-market clinical testing of the MPR system.

Merger of iTech Medical, Inc. into Freedom 1, Inc.

On December 27, 2006, Freedom 1, Inc., a Delaware corporation (“Freedom 1”), entered into a Plan and Agreement of Merger (the “Merger Agreement”) with iTech Medical, a privately held Nevada corporation (“iTech Medical”), pursuant to which iTech Medical purchased 1 share of Freedom 1 for $1.00, and Freedom 1 became a wholly owned subsidiary of iTech Medical (the “Sale”).  Following the Sale, Freedom 1 effected a short-form parent-subsidiary merger pursuant to the Merger Agreement of iTech Medical with and into Freedom 1, pursuant to which the separate existence of iTech Medical terminated and Freedom 1 changed its name to “iTech Medical, Inc.”

Concurrently with the merger, stockholders of iTech Medical received 1 share of Freedom 1’s common stock for each issued and outstanding share of iTech Medical’s common stock.  As a result, at closing Freedom 1 issued 15,653,465 shares of its common stock to the stockholders of iTech Medical, representing 100% of Freedom 1’s outstanding common stock immediately following the Merger.  In addition, 200,000 shares of the Company’s stock were issued to the former shareholder of Freedom 1.

Common stock options and warrants exercisable into 11,010,241 shares of iTech Medical before the merger are exercisable into the same number of shares of IMS after the merger.

Development Stage Company

The Company is a development stage company as defined in Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced.  The Company has not generated any material revenues throughout its history. The Company's ability to continue in business is dependent upon obtaining sufficient financing or attaining future profitable operations.

1.	Organization and summary of significant accounting policies (continued)

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States that contemplate continuation of the Company as a going concern.  However, during the years ended December 31, 2009, 2008 and 2007, the Company incurred a net loss of $3,413,454, $1,589,500, and $1,263,489, respectively, and is in the development stage at December 31, 2009. The Company has not earned any revenue since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's clinical development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products.  On March 19, 2010, the Company entered into a financing agreement with a European investor for $2.2 million of equity financing over the next 12 months.  The investor has the option to provide another $1.0 million of equity financing during the following six months (See Note 11, Subsequent events).  The Company is attempting to raise approximately $2,000,000 in additional funds over the next year through private placements.  However, there can be no assurance that the Company will be successful in raising such additional funds.  The Company may also seek to compensate providers of services by issuance of stock in lieu of cash.

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

Income taxes of $959, $863, and $1,594 were paid in 2009, 2008 and 2007, respectively.  No interest payments were made in 2009, 2008 and 2007.

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

1.	Organization and summary of significant accounting policies (continued)

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

Research and Development Costs

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with ASC 730, Research and Development.

Income Taxes

The Company accounts for income taxes under the liability method required by ASC 740, Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities. Tax returns are subject to examination by taxing authorities and the returns for years 2005 – 2008 are still open.

Share-based payments

Compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). The Company has no awards with market or performance conditions. Excess tax benefits are recognized as an addition to additional paid-in-capital.

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

The Company had no share-based compensation expenses for the years ended December 31, 2009, 2008 and 2007.

1.	Organization and summary of significant accounting policies (continued)

Share-based payments (continued)

Since the Company has a net operating loss carryforward as of December 31, 2009, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statement of operations.  Additionally, no incremental tax benefits were recognized from stock options exercised in the years ended December 31, 2009, 2008 and 2007 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

1.	Organization and summary of significant accounting policies (continued)

Fair Value of Financial Instruments – (continued)

Determination of Fair Value

During 2009, the Company issued warrants with notes payable and for the extension of loan due dates.  These warrants were valued at fair value using the Black-Scholes method, a level 3 input.  Further details of the assumptions used in the Black-Scholes calculation may be found in Note 8.

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

Recent accounting pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No.161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB statement No.133” (ASC 815).  This standard requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with early application encouraged. As such, the Company adopted these provisions at the beginning of the fiscal year ending December 31, 2009 and adoption had no impact on these financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" (ASC 460). This standard interprets and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company adopted these provisions at the beginning of the fiscal year ended December 31, 2009 and adoption had no impact on these financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (ASC 450). This standard establishes principles and requirements for subsequent events, and is effective for interim or annual financial periods ending after June 15, 2009. As such, the Company adopted this standard in the second quarter with no significant effect on the Company's consolidated financial statements.

1.	Organization and summary of significant accounting policies (continued)

Recent accounting pronouncements (continued)

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140"(ASC 860). This standard improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. The standard is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in the year ended December 31, 2010. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" (ASC 810). This standard improves financial reporting by enterprises involved with variable interest entities and is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in the year ended December 31, 2010. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (ASC 105). This standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company adopted this standard in the third quarter with no material effect on its financial statements

1.	Organization and summary of significant accounting policies (continued)

In June 2009, the FASB amended its guidance on accounting for variable interest entities ("VIE"). Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The requirements of the amended accounting guidance are effective for interim and annual periods beginning after November 15, 2009 and early adoption is prohibited. The Company believes that the adoption of this guidance does have an impact on the Company's financial statements in connection with its relationship with an entity named Salus Research Inc. (“Salus”), a Canadian entity owned by a Company Officer and two members of the Company’s Board of Directors. See footnote 11 to these financial statements for additional information.

In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force," ("ASU 2009-13"). This update provides amendments to the criteria of ASC 605, "Revenue Recognition," for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. This Accounting Standards Update will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this standard on a retrospective basis. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations upon adoption.

In January 2010, the FASB issued ASU 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification originally issued as FASB Statement 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements. These new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its financial statements.

On August 27, 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS"). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed roadmap, the Company could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. The Company has not yet assessed the impact that this potential change would have on its financial statements.

2.	Furniture and equipment

	2009	2008	2007
Furniture and equipment	$59,806	$75,389	$70,875
Less accumulated depreciation	(52,257)	(58,119)	(43,704)
	$7,549	$17,270	$27,171
Depreciation expense	$10,373	$14,415	$14,558

3.	Patents

	2009	2008	2007
Patents
Gross carrying amount	$500,000	$500,000	$500,000
Accumulated amortization	$186,276	$156,864	$127,452
Amortization expense	$29,412	$29,412	$29,412

Amortization of patents is expected to be $29,412 in each of the next five years.

4.	Loans from related parties

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

4.	Loans from related parties (continued)

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

During 2007, the Company borrowed a total of $40,000 from Alan Goldman, one of its officers.  This loan, evidenced by a short-term promissory note issued on December 3, 2007, bears interest at 10% per annum and matured on March 3, 2008.  Mr. Goldman was also granted 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $14,126 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On March 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to June 3, 2008.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $11,920 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On June 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to October 31, 2008.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $14,780 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to January 31, 2009.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,846 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $5,211 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On April 30, 2009, this loan was extended to July 30, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,304 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On July 30, 2009, this loan was extended to October 31, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,868 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On October 31, 2009, this loan was extended to January 31, 2010 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,866 and is reflected as a discount on the loan and is being amortized over the extended life of the loan as interest expense.

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

In 2004, the Company borrowed a total of CD$145,000 from Cavandale Corporation, a Company owned by one of the directors.  The loans bear interest at 10% and matured November 1, 2004.  Cavandale was also granted 211,270 Series A warrants at $.50 per share.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,225 at the time of issuance, and was reflected as a discount on the loans, and amortized over the life of the loan as interest expense.  In February 2005, the due date of the loans was extended to July 1, 2005 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $19,246 at the time of issuance, and was reflected as a discount on the loans and amortized over the extended life of the loan as interest expense.  In August 2005, the due date of the loans was extended to July 1, 2006 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $16,450 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense.  In July 2006, the due date of the loans was extended to July 1, 2007 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $39,095 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense.  In July 2007, the due date of the loans was extended to July 1, 2008.  Cavandale was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $44,484 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On July 1, 2008, the due date of the loans was extended to October 1, 2008.  Cavandale was granted an additional 145,000 Series B common stock purchase warrants to purchase 145,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $27,562 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On October 1, 2008, the due date of the loans was extended to January 1, 2009.  Cavandale was granted an additional 145,000 Series B common stock purchase warrants to purchase 145,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $12,642 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On January 1, 2009, this loan was extended to July 1, 2009 and Cavandale was granted 290,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $33,214 and was reflected as a discount on the loans and was amortized over the extended life of the loans as interest expense.  On July 1, 2009, this loan was extended to October 31, 2009 and Cavandale was granted 145,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $13,508 and was reflected as a discount on the loans and was amortized over the extended life of the loans as interest expense.  On October 31, 2009, this loan was extended to January 31, 2010 and Cavandale was granted 145,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $6,765 and is reflected as a discount on the loans and is being amortized over the extended life of the loans as interest expense.

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

In 2003, the Company purchased a patent from MPR Health Systems, Inc. for 8,000,000 shares of the Company’s common stock and a 5-year $100,000 Demand Promissory Note (the “Note”). The Note bears interest at 2% and was due and payable on August 23, 2008.  On August 23, 2008, the due date of the note was extended to January 31, 2009 with the same terms.  On January 31, 2009 the due date of the note was extended to April 30, 2009 with the same terms, and on April 30, 2009 the due date of the note was extended to July 30, 2009 with the same terms.  On July 30, 2009 the due date of the note was extended to November 30, 2009 with the same terms.  On November 30, 2009 the due date of the note was extended to November 30, 2010 with the same terms.

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

In 2003, the Company sold 2,086,000 shares of common stock for $.25 per share or a total of $521,500 in connection with a private placement.  Costs relating to these shares totaled $86,096.  A Series A Warrant was issued with each share sold.  Holders of the Series A Warrants are entitled to purchase additional shares of common stock at $0.50 per common share prior to June 30, 2011.

During 2003, the Company also issued 8,000,000 shares of common stock and a $100,000 Promissory Note for a patent of MPR Health Systems, Inc.

8.	Shareholders’ equity (continued)

Common stock issuances (continued)

Between January and June of 2004, the Company sold 420,000 shares of common stock for $.25 per share, for a total of $105,000 in a private placement.  A Series A Warrant was issued with each share sold.  Holders of the Series A Warrants are entitled to purchase additional shares of common stock at $0.50 per common share prior to June 30, 2011.  Between September and November of 2004, the Company sold 475,000 shares for $1.00 per share or a total of $475,000 in a private placement.  A Series B Warrant was issued with each share sold.  Holders of the Series B Warrants are entitled to purchase additional shares of common stock at $1.00 per common share prior to December 31, 2011.  Costs relating to shares sold in 2004 totaled $17,602.

During 2005, the Company sold 1,045,000 shares for $1.00 per share or a total of $1,045,000 in a private placement.  A Series B Warrant was issued with each share sold.  Holders of the Series B Warrants are entitled to purchase additional shares of common stock at $1.00 per common share prior to December 31, 2011.  Costs relating to shares sold in 2005 totaled $52,689.

During April and May 2005, the Company issued a total of 60,160 shares to two vendors for services.  The services were valued at $1.00 per share.

During 2006, the Company sold 517,305 shares for $1.00 per share or a total of $517,305 in a private placement.  A Series B Warrant was issued with each share sold.  Holders of the Series B Warrants are entitled to purchase additional shares of common stock at $1.00 per common share prior to December 31, 2011.

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

Common stock issuances (continued)

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

In December 2008, the Company issued a total of 1,300,000 shares of the Company’s common stock to two consultants and a related party for consulting services.  Under the terms of the consulting agreements, the vendors had the ability to earn an additional 1,000,000 shares upon reaching a certain milestone defined in the agreements.  All shares pursuant to the consulting agreements were subject to resale restrictions under Rules 504 and 505, Regulation D of the Securities Act of 1933.  In February 2009 the agreements were amended whereby the 1,000,000 additional shares were issued immediately to the vendors; however the resale restrictions were amended to reflect Regulation S of the Securities Act of 1933 (Rules Governing offers and Sales Made Outside the United States Without Registration). The 1,300,000 shares, issued in December 2008 under Regulation D, were returned to the Company to be held until April 30, 2009.  If a certain milestone is not met by April 30, 2009, the vendors have agreed to have the shares cancelled and returned to the Company.  If the milestone is met, the shares will be returned to the vendors.  On June 12, 2009, the Board of Directors cancelled 500,000 shares of the original 1,300,000 shares issued, and on June 30, 2009 the consulting agreements were further amended to state that the remaining 800,000 shares from the original issuance would be held by the Company until a certain milestone is met.  If that milestone is not achieved by November 30, 2009, the vendors have agreed to have the shares cancelled and returned to the Company.  On November 30, 2009, the vendors had partially met the milestone and the Company agreed to allow the vendors to keep the shares.

On December 13, 2008, the Board granted 250,000 shares of the Company’s common stock to Mr. Frans Berndsen, a related party, for services rendered.  The services were valued at $.45 per share for a total of $112,500 and was expensed to general and administrative expenses in the accompanying statement of operations.

8.	Shareholders’ equity (continued)

Common stock issuances (continued)

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

Common stock issuances (continued)

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

During the third quarter of 2009, the Board of Directors authorized a private placement to sell up to 1,500,000 shares of the Company’s common stock at $.30 per share.  Each unit shall be comprised of one share of the Company’s common stock and one Series A warrant.  The Series A warrants may be exercised to purchase an equivalent number of common shares at $0.50 per share and expire June 30, 2011.  In 2009, the Company sold 411,667 shares for gross proceeds of $123,500.

On December 4, 2009, the Board of Directors authorized a bridge financing to sell up to 740,000 shares of the Company’s common stock at $.25 per share.  Each unit shall be comprised of one share of the Company’s common stock and two Series E warrants.  The Series E warrants are exercisable at $.30 per share and expire December 31, 2012.  The Company sold all 740,000 in December 2009 for gross proceeds of $185,000.

On December 4, 2009, the Board of Directors granted its CEO 1,800,000 shares to recognize his service to the Company.  The shares were valued at $522,000 (the trading price on the date of grant was $0.29) and are included in general and administrative expenses in the accompanying financial statements.

On December 31, 2009, the Company signed a new agreement with one of its consultants to cancel 240,000 shares of common stock and 300,000 Series C warrants for the issuance of 300,000 Series A warrants.

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

8.	Shareholders’ equity (continued)

Warrants (continued)

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

8.	Shareholders’ equity (continued)

Warrants (continued)

Other 2007 Series B common stock purchase warrant issuances include 75,000 issued for consulting fees.  These warrants were valued at a total of $33,363 and were expensed as general and administrative expenses in the accompanying statements of operations.

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

During 2008, the Board passed resolutions to authorize 1,500,000 Series C warrants and 500,000 Series D warrants.  The Series C warrants may be used to purchase an equivalent number of common shares at $1.25 per share and expire September 1, 2011, while the Series D warrants may be used to purchase an equivalent number of common shares at $0.95 per share and expire on September 1, 2010.

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

8.	Shareholders’ equity (continued)

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

During 2009, the Company issued 1,078,333 Series A common stock purchase warrants in connection with a private placement.

Other 2009 Series A common stock purchase warrant issuances include 25,000 issued in connection with debt (see note 4) and 350,000 issued for consulting fees.  The 350,000 warrants issued for consulting fees were valued at $13,105 and are being expensed as general and administrative expenses in the accompanying statements of operations.

During 2009, the Company issued 1,139,748 Series B common stock purchase warrants in connection with debt and the extension of due dates for loans.  The Company also issued 25,000 Series C common stock purchase warrants in connection with debt in February 2009. See notes 4, 5, and 6.

On September 1, 2009, the Company extended the expiration date of the Series D common stock purchase warrants from September 1, 2009 to September 1, 2010.

On December 31, 2009, the Company signed a new agreement with one of its consultants to cancel 240,000 shares of common stock and 300,000 Series C warrants for the issuance of 300,000 Series A warrants.

In December 2009, the Company issued 1,480,000 Series E common stock purchase warrants in connection with a private placement.

The following weighted average assumptions were used to calculate the warrants issued in 2009:  term of .21-2.54 years, risk-free interest rate of 0.875% - 1.875%, volatility ranging from 78% - 122% and a weighted fair value ranging from $.0090 - $.1432.

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

8.	Shareholders’ equity (continued)

2003 stock option plan (continued)

March 10, 2004 a total of 4,173,600 options were granted.  The grant price was $.25, with 2,120,000 options vesting immediately and the remaining 2,053,600 options vesting on March 10, 2005.  305,000 options were cancelled in 2006, 915,000 were cancelled in 2009 and the remaining 2,953,600 options expire on March 10, 2014.

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

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred tax assets are reduced by a valuation allowance when deemed appropriate. For 2009, 2008 and 2007 there are no material differences between income tax expense and the amount computed by applying the federal statutory income tax rate.

At December 31, 2009, the Company has a net operating loss carryforward for federal tax purposes of approximately $9,360,000, which, if unused to offset future taxable income, will begin to expire in 2023.  The Company also has a California net operating loss carryforward of approximately $9,360,000 which, if unused to offset future taxable income, will begin to expire in 2013.

The Company had deferred tax assets of $4,080,000 at December 31, 2009, relating to its net operating loss.  A valuation allowance has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.  The valuation allowance increased $1,211,000 in 2009 and $372,000 in 2008, primarily related to the net taxable loss and to change in estimate for certain deductions.

The Company has not yet filed its 2008 corporate income tax returns and may be subject to late filing penalties.

10.	Commitments and contingencies

Lease

The Company leases its office space in Huntington Beach, California on a month-to-month basis.  Effective August 1, 2008, the Company also leases three rooms in a medical clinic in Salt Lake City, Utah on a month-to-month basis.  Additionally, effective October 2008, the Company leased office space in Toronto, Canada on a month-to-month basis. Effective December 9, 2008, the Company entered into a General Services Agreement with Roy Bonnell and Associates to lease 2 office spaces in Montreal, Canada.  Under the terms of the agreement, the lease payments for 2009 for 2 offices are deemed to be paid in full against a payment of 200,000 shares of common stock to Roy Bonnell and Associates.  During a portion of 2007, the Company leased space in Quebec, Canada as well.  Total rent expense charged to operations totaled $68,214 in 2009, $42,811 in 2008 and $58,803 in 2007.

11.	Subsequent events (unaudited)

Events subsequent to December 31, 2009, have been evaluated through April,8 2010, the date these financial statements were available to be issued, to determine whether they should be disclosed to keep the financial statements from being misleading.

On January 22, 2010 the Company entered into a research and development contract with Salus Research, Inc. (“Salus”), a Canadian entity owned by a Company officer and two members of the Company’s Board of Directors.  Salus began conducting scientific research and experimental development activities in Canada ("SR&ED") and plans to claim for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of these expenditures, is at risk for 100% of its losses and owns 100% of all scientific discoveries, and as a result is the party that is the primary beneficiary of the relationship as defined by FASB ASC 810-10-05. Salus has no other financing other than amounts received from the Company. The Company has determined Salus to be a variable interest entity. Starting in January 2010 the Company will be required to consolidate the financial results of Salus for financial reporting purposes to comply with Accounting Principles Generally Accepted in the United States. In the period of January 2010 to April 8, 2010, the Company remitted $45,000 to Salus to fund scientific research and experimental development and is obligated to remit an additional $910,000.

On January 31, 2010, the CD$145,000 loan from Cavandale Corporation, a Company owned by one of the directors, was extended to August 1, 2010.

On January 31, 2010, the $4,000 loan from Alan Goldman, an officer of the Company, was extended to July 1, 2010.

On February 11, 2010, the Company signed a three year manufacturing agreement with Thought Technology Ltd. of Montreal, Quebec for the Company’s proprietary Muscle Pattern Recognition (MPR) system.  The manufacturing agreement is non-exclusive and sets out the terms and conditions between Thought Technology and the Company, including pricing and delivery, for the MPR hardware.

11.	Subsequent events (unaudited) (continued)

On March 19, 2010, the Company entered into a financing agreement with a European investor for $2.2 million of equity financing over the next 12 months.  The investor has the option to provide another $1.0 million of equity financing during the following six months.  Under the financing agreement, the investor has agreed to purchase, on a monthly basis through March 2011, a total of four million shares of common stock for $0.30 per share and a total of two million shares of common stock for $0.50 per share.  In connection with those purchases, the investor will receive warrants to purchase a total of six million shares of common stock at prices ranging from $0.40 per share to $0.80 per share, expiring between August 31, 2013 and February 28, 2014.  Pursuant to the financing agreement, the investor may elect to pay the purchase price for the shares of common stock in either United States dollars or Euros.  These purchase prices were based on the United States dollar/Euro exchange rate on December 5, 2009.  This release reflects the purchase obligation in United States dollars.

In addition, for a 60-day period, commencing upon the date the Company files with the United States Food and Drug Administration its 510(k) application covering its MPR technology, the investor will have right to elect to provide an additional $1.0 million of equity financing through the purchase of common stock at $0.50 per share over a six-month period.  In connection with those purchases, the investor will receive warrants to purchase a total of four million shares of common stock at prices ranging from $0.40 per shares to $0.80 per share, expiring October 31, 2014.

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2010	ITECH MEDICAL, INC.
	By:	/s/ Wayne Cockburn
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

Signature	Title	Date

/s/ Wayne D. Cockburn	President, Chief Executive Officer,	April 15, 2010
Wayne D. Cockburn	Secretary, Treasurer and Interim Chief Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Donald Paterson	Chairman of the Board of Directors	April 15, 2010
Donald Paterson

/s/ George Angelidis	Director	April 15, 2010
George Angelidis

/s/ Craig Lunsman	Director	April 15, 2010
Craig Lunsman