Form 10-Q
period 2010-03-31
iTech Medical, Inc.
filed 2010-05-24
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2010
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission file number:	000-52117

ITECH MEDICAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5153331
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

17011 Beach Blvd., Suite 900, Huntington Beach, CA	92647
(Address of Principal Executive Offices)	(Zip Code)

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
☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of May 24, 2010, there were 27,964,732 shares of the registrant’s Common Stock issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.
iTech Medical, Inc.
(a Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and equivalents	$12,445	$146,477
Prepaid expenses	12,396	4,219

Total current assets	24,841	150,696

Furniture and equipment, net of accumulated depreciation	9,430	7,549

Patent, net of accumulated amortization	306,371	313,724
	$340,642	$471,969

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loans from related parties, net of unamortized discount	$307,318	$175,306
Notes payable	34,613	34,613
Accounts payable	343,858	337,160
Accrued interest	218,932	213,156
Accrued vacation	83,170	83,170
Accrued salaries, bonuses and other payroll items	1,042,688	1,010,500
Director compensation	52,500	37,500
Total current liabilities	2,083,079	1,891,405

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.0001 par value,
no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value,
26,691,733 shares issued and outstanding March 31, 2010
and December 31, 2009	2,669	2,669
Additional paid-in capital	9,593,824	9,593,824
Deferred option and warrant costs	(89,969)	(258,326)
Deficit accumulated during the development stage	(11,248,961)	(10,757,603)
Total shareholders' deficit	(1,742,437)	(1,419,436)
	$340,642	$471,969

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical, Inc.
 (a Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			Cumulative
			from inception
			(October 20, 1997)
	Three months ended March 31,		to March 31,
	2010	2009	2010

Costs and expenses:

Research and development	$28,197	$33,488	$1,034,753
Medical and clinical	66,241	50,268	1,477,306
General and administrative	388,359	305,383	7,232,625

Operating loss	(482,797)	(389,139)	(9,744,684)

Other income (expense):

Interest expense	(7,641)	(63,045)	(1,496,497)

Interest income	-	1,996	333

	(7,641)	(61,049)	(1,496,164)

Loss before provision for taxes	(490,438)	(450,188)	(11,240,848)

Provision for taxes	(921)	(959)	(8,114)

Net loss	$(491,359)	$(451,147)	$(11,248,962)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average number
of common shares outstanding	26,691,733	19,560,133

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical, Inc.
 (a Development Stage Company)
Condensed Consolidated Statements of Cash Flows (Unaudited)
			Cumulative
			from inception
	Three months ended March 31,		(October 20, 1997)
	2010	2009	to March 31, 2010
Cash flows from operating activities:
Net loss	$(491,359)	$(451,147)	$(11,248,962)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	9,089	9,478	264,153
Loss on disposal of equipment	-	458	1,215
Loss on extinguishment of debt	-	-	95,932
Amortization of loan discount	2,908	41,225	1,235,164
Issuance of common stock for services & interest	-	145,383	2,138,151
Issuance of stock options and warrants for services	168,357	26,562	1,659,118
Decrease (increase) in prepaid expenses	(8,177)	(1,953)	(12,396)
Increase (decrease) in accounts payable	6,589	91,739	343,749
Increase (decrease) in accrued expenses	52,965	84,442	1,397,291
Net cash used by operating activities	(259,628)	(53,813)	(4,126,585)

Cash flows from investing activities:
Capital expenditures	(3,617)	-	(81,169)
Net cash used by investing activities	(3,617)	-	(81,169)

Cash flows from financing activities:
Proceeds from loans from related parties	125,000	25,000	536,500
Proceeds from convertible notes	-	-	452,991
Proceeds from loans from others	-	-	10,000
Payments on note payable	-	-	(65,387)
Issuance of common stock, net of costs	-	-	3,288,668
Net cash provided by financing activities	125,000	25,000	4,222,772

Effect of exchange rate changes	4,213	(2,552)	(2,573)

Net increase (decrease) in cash	(134,032)	(31,365)	12,445
Cash, beginning of period	146,477	34,015	-
Cash, end of period	$12,445	$2,650	$12,445

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with debt	$-	$61,746	$930,624
Issuance of common stock for a subscription receivable	$-	$250,000	$-
Conversion of debt to equity	$-	$-	$689,491

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical, Inc.
 (a Development Stage Company)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to March 31, 2010 (Unaudited)

					Accumulated
	Common Stock		Additional	Deferred	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity (Deficit)
Initial capitalization	3,000,000	$1,500	$1,250	$-	$-	$2,750
Net loss for 1997	-	-	-	-	(2,750)	(2,750)
Balance, December 31, 1997	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1998	-	-	-	-	-	-
Balance, December 31, 1998	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1999	-	-	-	-	-	-
Balance, December 31, 1999	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2000	-	-	-	-	-	-
Balance, December 31, 2000	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2001	-	-	-	-	-	-
Balance, December 31, 2001	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2002	-	-	-	-	-	-
Balance, December 31, 2002	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2003	-	-	-	-	(181,023)	(181,023)
Shares issued for patent	8,000,000	4,000	396,000	-	-	400,000
Shares issued for cash
net of share issue costs of $86,096	2,086,000	1,043	434,361	-	-	435,404
Balance, December 31, 2003	13,086,000	6,543	831,611	-	(183,773)	654,381
Net loss for 2004	-	-	-	-	(733,248)	(733,248)
Stock option costs	-	-	5,009	-	-	5,009
Warrants issued with loans payable	-	-	4,225	-	-	4,225
Shares issued for cash
net of share issue costs of $17,602	895,000	448	561,950	-	-	562,398
Balance, December 31, 2004	13,981,000	6,991	1,402,795	-	(917,021)	492,765
Net loss for 2005	-	-	-	-	(1,496,992)	(1,496,992)
Stock warrant costs	-	-	238,892	(199,946)	-	38,946
Amortization of stock warrant costs	-	-	-	85,273	-	85,273
Warrants issued with loans payable	-	-	16,450	-	-	16,450
Shares issued for services	60,160	30	60,130	-	-	60,160
Shares issued for cash
net of share issue costs of $52,689	1,045,000	522	991,789	-	-	992,311
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical, Inc.
 (a Development Stage Company)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to March 31, 2010 (Unaudited)

					Accumulated
	Common Stock		Additional	Deferred	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity (Deficit)
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	517,305
Shares issed for services	50,000	25	49,975	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-
Value of warrants issued	-	-	1,101,523	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	500,062	-	500,062
Net loss for 2006	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	1,585	4,384,842	(44,657)	(4,491,160)	(149,390)
Shares issued for services	625,000	63	454,937	(455,000)	-	-
Value of warrants issued			386,399	(33,363)	-	353,036
Amortization of share, option and warrant costs	-	-	-	145,583	-	145,583
Net loss for 2007	-	-	-	-	(1,263,489)	(1,263,489)
Balance, December 31, 2007	16,478,465	1,648	5,226,178	(387,437)	(5,754,649)	(914,260)
Shares issued for cash, net of issuance costs
of $30,000	400,001	40	269,960	-	-	270,000
Settlement of liability	100,000	10	69,990	-	-	70,000
Shares issued for services	1,790,000	179	468,321	(356,000)	-	112,500
Value of warrants issued	-	-	398,182	(185,636)	-	212,546
Amortization of share, option and warrant costs	-	-	-	316,992	-	316,992
Net loss for 2008	-	-	-	-	(1,589,500)	(1,589,500)
Balance, December 31, 2008	18,768,466	1,877	6,432,631	(612,081)	(7,344,149)	(1,521,722)
Shares issued for services	3,621,023	362	1,207,162	(373,216)	-	834,308
Value of warrants issued	-	-	628,788	(450)	-	628,338
Shares issued for cash	1,818,333	182	508,318	-	-	508,500
Shares issued upon conversion of debt	2,723,911	272	816,901	-	-	817,173
Amortization of share, option and warrant costs	-	-	-	727,421	-	727,421
Cancellation of shares	(240,000)	(24)	24	-	-	-
Net loss for 2009	-	-	-	-	(3,413,454)	(3,413,454)
Balance, December 31, 2009	26,691,733	$2,669	$9,593,824	$(258,326)	$(10,757,603)	$(1,419,436)

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical, Inc.
 (a Development Stage Company)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to March 31, 2010 (Unaudited)

	Common Stock					Accumulated
			Additional	Deferred		During the	Total
	Number		Paid-in	Option &	Translation	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Adjustment	Stage	Equity (Deficit)
Balance, December 31, 2009	26,691,733	$2,669	$9,593,824	$(258,326)	$-	$(10,757,603)	$(1,419,436)
Amortization of share, option and warrant cost	-	-	-	168,357	-	-	168,357
Net loss for Q1 2010	-	-	-	-	-	(491,358)	(491,358)
	26,691,733	$2,669	$9,593,824	$(89,969)	$-	$(11,248,961)	$(1,742,437)

The accompanying notes are an integral part of these condensed financial statements.

ITECH MEDICAL, INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2010

1.           Organization and summary of significant accounting policies

Organization and Line of Business
iTech Medical, Inc. (a development stage company) (the "Company" or “IMS”), a Delaware corporation, was incorporated on October 20, 1997 as a Nevada corporation.  On September 9, 2003, IMS acquired a patent from MPR Health Systems, Inc., a California corporation; a patented medical information system called Muscle Pattern Recognition (“MPR”) with a value of $500,000.  On December 27, 2006, IMS entered into a Plan and Agreement of Merger (the “reverse merger”) with Freedom 1, Inc., a Delaware corporation and a “blank check company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whereby IMS was the surviving entity.  Since December 2002 and continuing after the reverse merger, IMS has been involved in the development and pre-market clinical testing of the MPR system.

Interim periods
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.

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

2.           Loans from related parties

On January 26, 2010, the Company borrowed a total of $125,000 from Frans Berndsen (a Company shareholder).  This loan, evidenced by a short-term promissory note issued on January 26, 2010, bears no interest and matures on January 26, 2011.

During 2007, the Company borrowed a total of $40,000 from Alan Goldman, one of its officers.  This loan, evidenced by a short-term promissory note issued on December 3, 2007, bears interest at 10% per annum and matured on March 3, 2008.  Mr. Goldman was also granted 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009.  The fair value of the warrants using the Black-Scholes valuation method totaled $14,126 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On March 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to June 3, 2008.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $11,920 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On June 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to October 31, 2008.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $14,780 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense.  On October 31, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to January 31, 2009.  Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,846 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense.  On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $5,211 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On April 30, 2009, this loan was extended to July 30, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,304 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On July 30, 2009, this loan was extended to October 31, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,868 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On October 31, 2009, this loan was extended to January 31, 2010 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $1,866 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense.  On January 31, 2010, this loan was extended to July 1, 2010 with no additional warrants granted.

2.           Loans from related parties (continued)

In 2004, the Company borrowed a total of CD$145,000 from Cavandale Corporation, a Company owned by one of the directors.  The loans bear interest at 10% and matured November 1, 2004.  Cavandale was also granted 211,270 Series A warrants at $.50 per share.  The fair value of the warrants using the Black-Scholes valuation method totaled $4,225 at the time of issuance, and was reflected as a discount on the loans, and amortized over the life of the loan as interest expense.  In February 2005, the due date of the loans was extended to July 1, 2005 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $19,246 at the time of issuance, and was reflected as a discount on the loans and amortized over the extended life of the loan as interest expense.  In August 2005, the due date of the loans was extended to July 1, 2006 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $16,450 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense.  In July 2006, the due date of the loans was extended to July 1, 2007 in exchange for 100,000 Series B warrants.  The fair value of the warrants using the Black-Scholes valuation method totaled $39,095 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense.  In July 2007, the due date of the loans was extended to July 1, 2008.  Cavandale was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $44,484 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On July 1, 2008, the due date of the loans was extended to October 1, 2008.  Cavandale was granted an additional 145,000 Series B common stock purchase warrants to purchase 145,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $27,562 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On October 1, 2008, the due date of the loans was extended to January 1, 2009.  Cavandale was granted an additional 145,000 Series B common stock purchase warrants to purchase 145,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension.  The fair value of the warrants using the Black-Scholes valuation method totaled $12,642 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense.  On January 1, 2009, this loan was extended to July 1, 2009 and Cavendale was granted 290,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $33,214 and was reflected as a discount on the loans and was amortized over the extended life of the loans as interest expense.  On July 1, 2009, this loan was extended to October 31, 2009 and Cavandale was granted 145,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $13,508 was reflected as a discount on the loans and was amortized over the extended life of the loans as interest expense.  On October 31, 2009, this loan was extended to January 31, 2010 and Cavandale was granted 145,000 Series B warrants for extending the due date.  The fair value of the warrants using the Black-Scholes valuation method totaled $6,765 and is reflected as a discount on the loans and is being amortized over the extended life of the loans as interest expense.  On January 31, 2010, this loan was extended to August 1, 2010, and no additional warrants were granted.

3.           Note payable

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

4.           Shareholders’ equity

Stock issuance

On March 19, 2010, the Company entered into a Stock Purchase Agreement, amended March 22, 2010, with Revox Ventures Ltd., an entity incorporated in Cypress.  Pursuant to the Agreement,

Revox Ventures has agreed to purchase shares of common stock and warrants to purchase common stock pursuant to the following schedule (referred to as “Phase I” under the Agreement).

Month/ Year	Number of Shares	Price Per Share (US$)		Total Purchase Price (Euros)	Total Purchase (US$)		Price Per Share (US$)		Total Purchase Price (Euros)	Total Purchase (US$)
Apr-10	680,000	US$	0.30	€135,905	US$	204,000			-		-
May-10	593,333	US$	0.30	€118,581	US$	178,000			-		-
Jun-10	523,333	US$	0.30	€104,589	US$	157,000			-		-
Jul-10	560,000	US$	0.30	€111,918	US$	168,000			-		-
Aug-10	683,334	US$	0.30	€136,572	US$	205,000			-		-
Sep-10	773,333	US$	0.30	€154,561	US$	232,000			-		-
Oct-10	508,667	US$	0.30	€37,293	US$	56,000	US$	0.50	€107,254	US$	161,000
Nov-10	458,000			-			US$	0.50	€152,562	US$	229,000
Dec-10	338,000			-			US$	0.50	€112,585	US$	169,000
Jan-11	274,000			-			US$	0.50	€91,263	US$	137,000
Feb-11	272,000			-			US$	0.50	€90,595	US$	136,000
Mar-11	336,000			-			US$	0.50	€111,917	US$	168,000

In addition to the common stock, with each monthly purchase Revox Ventures will receive warrants to purchase a number of shares of common stock equal to the number of shares purchased.  The warrants will expire August 31, 2013 and will have an exercise price of $0.40 per share with respect to the shares issued at $0.30 per share and will have an exercise price of $0.60 per share with respect to the shares issued at $0.50 per share.

4.           Shareholders’ equity (continued)

Provided that Revox Ventures has timely delivered the purchase price for each monthly purchase in Phase I (with two exceptions of no more than eight business days each), upon the last purchase under Phase I, the Company will issue to Revox Ventures: (i) additional warrants to purchase 1,000,000 shares at $0.75 per share through February 28, 2014; and (ii) additional warrants to purchase 1,000,000 shares at $0.80 per share through February 28, 2014.

Provided that Revox Ventures has timely delivered the purchase price for each monthly purchase in Phase I (with two exceptions of no more than eight business days each), it may elect to participate in the second phase (“Phase II”) under the Agreement.  To participate, Revox Ventures must deliver written notice to the Company within 60 days after it files with the United States Food and Drug Administration its 510(k) application covering Muscle Pattern Recognition.

If Revox Ventures properly elects to participate in Phase II, it will have agreed to purchase the shares of common stock and warrants pursuant to the following schedule:

Month*	Total Purchase Price (Euros)	Total Purchase Price (US$)		Number of Shares
1	€111,050	US$	166,666	333,334
2	€111,050	US$	166,666	333,333
3	€111,050	US$	166,667	333,333
4	€111,050	US$	166,667	333,333
5	€111,050	US$	166,667	333,333
6	€111,050	US$	166,667	333,334

In addition to the common stock, with each monthly purchase Revox Ventures will receive warrants to purchase a number of shares of common stock equal to the number of shares purchased.  The warrants will expire October 31, 2014 and will have an exercise price of $0.60 per share.

Provided that Revox Ventures has timely delivered the purchase price for each monthly purchase in Phase II (with one exception of no more than eight business days), upon the last purchase under Phase II, we will issue to it: (i) additional warrants to purchase 1,000,000 shares at $0.75 per share expiring October 31, 2014; and (ii) additional warrants to purchase 1,000,000 shares at $0.80 per share expiring October 31, 2014.

If the Company effects any stock split, reverse stock split or stock dividend of the common stock prior to the completion of Phase II, appropriate adjustment will be made in the number of shares and warrants issued thereafter in Phase I and Phase II and the respective purchase and exercise prices of such shares and warrants, respectively.

In addition, if during Phase I or Phase II, the Company issues common stock for cash (other than upon exercise of compensatory options) for less than the purchase price paid by Revox Ventures for shares in that Phase, it will receive additional shares of common stock to reduce its effective purchase price per share to the lower price and the exercise price of the warrants will be proportionately reduced.

4.           Shareholders’ equity (continued)

Under the Agreement, the Company may not sell equity securities prior to the earlier of the last day of Phase II or December 31, 2011 unless it first offers to sell such equity securities to Revox Ventures in accordance with the Agreement.  This right of first refusal is not applicable in a number of circumstances, including with respect to equity securities offered or issued for compensatory purposes; for consideration other than cash or notes; in certain public offerings; in connection with certain joint venture or strategic arrangements; or if Revox Ventures  is in breach or default under the Agreement.

Revox Ventures has the option to pay for each monthly purchase in either United States dollars or Euros.  The dollar/Euro purchase prices under the Agreement were established based on the United States dollar/Euro exchange rate on December 5, 2009.  Revox Ventures will almost certainly pay the purchase price in the more favorable currency, and if the Company receives payment in Euros and upon conversion to United States dollars it receives less than the stated purchase price in United States dollars, it will record such difference as a currency loss.

5.           Subsequent events

On April 28, 2010, the Company issued 1,273,000 shares of common stock under the Revox Ventures Agreement, and 1,273,333 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  The shares and warrants were issued to Revox Ventures without registration under the Securities Act of 1933, as amended, pursuant to Regulation S.  Revox Ventures is an entity incorporated in Cyprus and with its offices in Cyprus.

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

Plan of Operation

Our goal for the next 12 months is to complete the development of the commercial version of the Muscle Pattern Recognition (MPR) System, and to file for commercial approval of the system in North America and the European Union (EU).  To achieve this goal, there are a number of activities that must take place simultaneously in the areas of Research and Development, Clinical and Regulatory Affairs.

In Research and Development, we will be continuing our efforts in three areas: (i) the completion of the commercial version of the MPR System, including the development of an integrated data management system that includes the development of a new normative data base, data analysis, reporting, billing and archiving; (ii) reviewing our peer-review publication status; and  (iii) working together with our Regulatory Affairs consultants in the documentation of the MPR System for the Food and Drug Administration (FDA) in the U.S. and for CE Marking in the EU.

In the area of Clinical Affairs, our work is currently being directed at the completion of the pilot clinical trial program in support of our research and development and regulatory activities.  After the completion of the pilot clinical trial, we expect to begin an independent outcome clinical trial of the MPR System.  Following the successful completion of this study, we will turn our attention to the full commercialization of the MPR System in North America and the EU.

Our regulatory program is being directed in four specific areas: (i) documenting the product design for the MPR System and preparing the Design History File for FDA;  (ii)  finalizing manufacturing plans for the commercial MPR System including testing, packaging, labeling, shipping, installation and servicing;  (iii)  developing a Quality Management System in compliance with FDA’s Quality System Regulation (QSR) for medical devices; and (iv) completing the documentation for ISO 13485 (2003) compliance.

Results of Operations

Revenues. We have not generated any revenues since our inception on October 20, 1997.

Cash and Cash Equivalents. At March 31, 2010, we had $24,841 cash and cash equivalents on hand compared to $146,477 at December 31, 2009.  This decrease was due to increased expenses incurred in our clinical affairs.

Total Assets. At March 31, 2010, we had total assets of $340,642 compared to $471.969 at December 31, 2009.  This decrease was primarily due to a decrease in cash and cash equivalents and to the amortization of our patent.

Total Liabilities. At March 31, 2010, we had total current liabilities of $2,083,079 compared to $1,891,405 at December 31, 2009.  This increase was primarily due to an increase in accrued interest, loans payable, accrued salaries and accounts payable.

Research and Development. For the three months ended March 31, 2010, we had research and development expenses of $28,197 compared to $33,488 for the three months ended March 31, 2009.  These expenses are attributable to development work being conducted on our MPR technology.

Medical and Clinical Expenses.  For the three months ended March 31, 2010, we had medical and clinical expenses of $66,241 compared to $50,268 for the three months ended March 31, 2009.  This increase was primarily due to the costs incurred in the clinical trial that was initiated in February, 2009.

General and Administrative Expenses. For the three months ended March 31, 2010, we had general and administrative expenses of $388,359 compared to $305,383 for the three months ended March 31, 2009.  This increase was primarily due to an increase in the accruals for salaries ($22,499), consulting fees ($22,250) and Director’s fees ($15,000).

Operating Losses. For the three months ended March 31, 2010, we had an operating loss of $482,797 compared to $389,139 for the three months ended March 31, 2009.  This increase was primarily due to an increase in clinical activity and an increase in general and administrative expenses.

Net Loss. For the three months ended March 31, 2010, we had a net loss of $491,359 compared to $451,147 for the three months ended March 31, 2009.  This increase was primarily due to an increase in clinical activity ($15,973) and accruals in general and administrative expenses ($82,976).

Liquidity and Capital Resources

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Two of our four employees and two of our independent consultants devote at least a portion of their time to research and development activities.

For the three months ended March 31, 2010 and March 31, 2009, we incurred a net loss of $491,359 and $451,147, respectively.  At March 31, 2010, we had $12,445 cash on hand, as compared to $146,477 at December 31, 2009.  At March 31, 2010, we had a stockholders’ deficit of $1,742,328 as compared to $1,419,436 at December 31, 2009.We are in the development stage and have not earned any revenue since our inception. These factors have caused our auditors to express their doubt in their audit report for the fiscal year ended December 31, 2009 as to our ability to continue as a going concern.  If payments from the Revox Ventures financing agreement were to cease, we would not have enough cash on hand to fund our operations for the next 12 months.  If all payments are received under the Revox Ventures agreement, we would have sufficient funds available to us to complete our clinical and regulatory program.  Therefore, if payments under the Revox Ventures agreement were to cease or be disrupted in any way we would need to raise additional funds in order to fully implement our business plan. There can be no assurance that we would be successful in raising these additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

Financings

On January 26, 2010, the Company issued a demand promissory note (the “Note”) to Frans Berndsen for $125,000.  The Note carries an interest rate of 0% and is payable on January 26, 2011.

Revox Ventures Ltd.

On March 19, 2010, the Company entered into a Stock Purchase Agreement, amended March 22, 2010, with Revox Ventures Ltd., an entity incorporated in Cypress.  Pursuant to the Agreement, Revox Ventures has agreed to purchase shares of common stock and warrants to purchase common stock pursuant to the following schedule (referred to as “Phase I” under the Agreement).

Month/ Year	Number of Shares	Price Per Share (US$)		Total Purchase Price (Euros)		Total Purchase (US$)	Price Per Share (US$)		Total Purchase Price (Euros)	Total Purchase (US$)
Apr-10	680,000	US$	0.30	€135,905	US$	204,000			-		-
May-10	593,333	US$	0.30	€118,581	US$	178,000			-		-
Jun-10	523,333	US$	0.30	€104,589	US$	157,000			-		-
Jul-10	560,000	US$	0.30	€111,918	US$	168,000			-		-
Aug-10	683,334	US$	0.30	€136,572	US$	205,000			-		-
Sep-10	773,333	US$	0.30	€154,561	US$	232,000			-		-
Oct-10	508,667	US$	0.30	€37,293	US$	56,000	US$	0.50	€107,254	US$	161,000
Nov-10	458,000			-			US$	0.50	€152,562	US$	229,000
Dec-10	338,000			-			US$	0.50	€112,585	US$	169,000
Jan-11	274,000			-			US$	0.50	€91,263	US$	137,000
Feb-11	272,000			-			US$	0.50	€90,595	US$	136,000
Mar-11	336,000			-			US$	0.50	€111,917	US$	168,000

In addition to the common stock, with each monthly purchase Revox Ventures will receive warrants to purchase a number of shares of common stock equal to the number of shares purchased.  The warrants will expire August 31, 2013 and will have an exercise price of $0.40 per share with respect to the shares issued at $0.30 per share and will have an exercise price of $0.60 per share with respect to the shares issued at $0.50 per share.

Provided that Revox Ventures has timely delivered the purchase price for each monthly purchase in Phase I (with two exceptions of no more than eight business days each), upon the last purchase under Phase I, the Company will issue to Revox Ventures: (i) additional warrants to purchase 1,000,000 shares at $0.75 per share through February 28, 2014; and (ii) additional warrants to purchase 1,000,000 shares at $0.80 per share through February 28, 2014.

Provided that Revox Ventures has timely delivered the purchase price for each monthly purchase in Phase I (with two exceptions of no more than eight business days each), it may elect to participate in the second phase (“Phase II”) under the Agreement.  To participate, Revox Ventures must deliver written notice to the Company within 60 days after it files with the United States Food and Drug Administration its 510(k) application covering Muscle Pattern Recognition.

If Revox Ventures properly elects to participate in Phase II, it will have agreed to purchase the shares of common stock and warrants pursuant to the following schedule:

Month*	Total Purchase Price (Euros)		Total Purchase Price (US$)		Number of Shares
1	111,050	€	US$	166,666	333,334
2	111,050	€	US$	166,666	333,333
3	111,050	€	US$	166,667	333,333
4	111,050	€	US$	166,667	333,333
5	111,050	€	US$	166,667	333,333
6	111,050	€	US$	166,667	333,334

In addition to the common stock, with each monthly purchase Revox Ventures will receive warrants to purchase a number of shares of common stock equal to the number of shares purchased.  The warrants will expire October 31, 2014 and will have an exercise price of $0.60 per share.

Provided that Revox Ventures has timely delivered the purchase price for each monthly purchase in Phase II (with one exception of no more than eight business days), upon the last purchase under Phase II, we will issue to it: (i) additional warrants to purchase 1,000,000 shares at $0.75 per share expiring October 31, 2014; and (ii) additional warrants to purchase 1,000,000 shares at $0.80 per share expiring October 31, 2014.

If the Company effects any stock split, reverse stock split or stock dividend of the common stock prior to the completion of Phase II, appropriate adjustment will be made in the number of shares and warrants issued thereafter in Phase I and Phase II and the respective purchase and exercise prices of such shares and warrants, respectively.

In addition, if during Phase I or Phase II, the Company issues common stock for cash (other than upon exercise of compensatory options) for less than the purchase price paid by Revox Ventures for shares in that Phase, it will receive additional shares of common stock to reduce its effective purchase price per share to the lower price and the exercise price of the warrants will be proportionately reduced.

Under the Agreement, the Company may not sell equity securities prior to the earlier of the last day of Phase II or December 31, 2011 unless it first offers to sell such equity securities to Revox Ventures in accordance with the Agreement.  This right of first refusal is not applicable in a number of circumstances, including with respect to equity securities offered or issued for compensatory purposes; for consideration other than cash or notes; in certain public offerings; in connection with certain joint venture or strategic arrangements; or if Revox Ventures  is in breach or default under the Agreement.

Revox Ventures has the option to pay for each monthly purchase in either United States dollars or Euros.  The dollar/Euro purchase prices under the Agreement were established based on the United States dollar/Euro exchange rate on December 5, 2009.  Revox Ventures will almost certainly pay the purchase price in the more favorable currency, and if the Company receives payment in Euros and upon conversion to United States dollars it receives less than the stated purchase price in United States dollars, it will record such difference as a currency loss.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

N/A

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Subsequent Event:

On April 28, 2010, the Company issued 1,273,000 shares of common stock under the Revox Ventures Agreement, and 1,273,333 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  The gross proceeds from the foregoing sale were $381,900.  The shares and warrants were issued to Revox Ventures without registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.  Revox Ventures is an entity incorporated in Cyprus and with its offices in Cyprus.

Item 6.  Exhibits.
EXHIBIT INDEX

Exhibit No.	Description
31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 24, 2010	IMPACT MEDICAL SOLUTIONS, INC.

	By:	/S/ WAYNE D. COCKBURN
Wayne D. Cockburn
President, Chief Executive Officer,
Treasurer and Interim Chief
Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial/Accounting Officer)