Form 10-Q
period 2010-06-30
iTech Medical, Inc.
filed 2010-08-20
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2010
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number:	000-52117

ITECH MEDICAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5153331
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

17011 Beach Blvd., Suite 900, Huntington Beach, CA	92647
(Address of Principal Executive Offices)	(Zip Code)

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
☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of August 18, 2010, there were 29,048,065 shares of the registrant’s Common Stock issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.
iTech Medical Solutions, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and equivalents	$103,961	$146,477
Prepaid expenses	23,381	4,219

Total current assets	127,342	150,696

Furniture and equipment, net of accumulated depreciation	11,524	7,549

Patent, net of accumulated amortization	299,018	313,724
	$437,884	$471,969

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loans from related parties, net of unamortized discount	$303,359	$175,306
Notes payable	34,613	34,613
Accounts payable	318,163	337,160
Accrued interest	221,335	213,156
Accrued vacation	83,699	83,170
Accrued salaries, bonuses and other payroll items	1,092,523	1,010,500
Director compensation	68,750	37,500
Total current liabilities	2,122,442	1,891,405

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.0001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 28,488,066 and 26,691,733 shares issued and outstanding June 30, 2010 and December 31, 2009, respectively	2,849	2,669
Additional paid-in capital	10,326,670	9,593,824
Deferred option and warrant costs	(64,721)	(258,326)
Deficit accumulated during the development stage	(11,949,356)	(10,757,603)
Total shareholders' deficit	(1,684,558)	(1,419,436)
	$437,884	$471,969

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical Solutions, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three months		Six months		(October 20,
	ended June 30,		ended June 30,		1997) to
	2010	2009	2010	2009	June 30, 2010

Costs and expenses:

Research and development	$82,176	$30,736	$110,373	$64,224	$1,116,929
Medical and clinical	66,353	62,005	132,594	112,273	1,543,659
General and administrative	547,081	728,336	935,440	1,033,719	7,779,706

Operating loss	(695,610)	(821,077)	(1,178,407)	(1,210,216)	(10,440,294)

Other income (expense):

Interest expense	(4,785)	(362,110)	(12,425)	(425,155)	(1,501,281)

Interest income	-	(1,953)	-	43	333

	(4,785)	(364,063)	(12,425)	(425,112)	(1,500,948)

Loss before provision for taxes	(700,395)	(1,185,140)	(1,190,832)	(1,635,328)	(11,941,242)

Provision for taxes	-	0	(921)	(959)	(8,114)

Net loss	$(700,395)	$(1,185,140)	$(1,191,753)	$(1,636,287)	$(11,949,356)

Basic and diluted net loss per share	$(0.03)	$(0.06)	$(0.04)	$(0.08)

Basic and diluted weighted average number of common shares outstanding	27,837,905	21,025,022	27,267,985	20,296,624

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical Solutions, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Six months ended June 30,		(October 20, 1997)
	2010	2009	to June 30, 2010
Cash flows from operating activities:
Net loss	$(1,191,753)	$(1,636,287)	$(11,949,356)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	17,420	19,656	272,484
Loss on disposal of equipment	-	458	1,215
Loss on extinguishment of debt	-	-	95,932
Amortization of loan discount	2,908	379,751	1,235,164
Issuance of common stock for services & interest	-	494,882	2,138,151
Issuance of stock options and warrants for services	387,731	258,475	1,878,492
Decrease (increase) in prepaid expenses	(19,162)	(1,150)	(23,381)
Increase (decrease) in accounts payable	(18,997)	60,362	318,163
Increase (decrease) in accrued expenses	121,981	147,363	1,466,307
Net cash used by operating activities	(699,872)	(276,490)	(4,566,829)

Cash flows from investing activities:
Capital expenditures	(6,689)	(476)	(84,241)
Net cash used by investing activities	(6,689)	(476)	(84,241)

Cash flows from financing activities:
Proceeds from loans from related parties	125,000	45,000	536,500
Proceeds from convertible notes	-	-	452,991
Proceeds from loans from others	-	-	10,000
Payments on note payable	-	-	(65,387)
Issuance of common stock, net of costs	538,900	200,000	3,827,568
Net cash provided by financing activities	663,900	245,000	4,761,672

Effect of exchange rate changes	145	6,844	(6,641)

Net increase (decrease) in cash	(42,516)	(25,122)	103,961
Cash, beginning of period	146,477	34,015	-
Cash, end of period	$103,961	$8,893	$103,961

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with debt	$-	$70,865	$930,624
Conversion of debt to equity	$-	$-	$689,491

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical Solutions, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to June 30, 2010 (Unaudited)

	Common Stock				Accumulated
			Additional	Deferred	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity (Deficit)
Initial capitalization	3,000,000	$1,500	$1,250	$-	$-	$2,750
Net loss for 1997	-	-	-	-	(2,750)	(2,750)
Balance, December 31, 1997	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1998	-	-	-	-	-	-
Balance, December 31, 1998	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 1999	-	-	-	-	-	-
Balance, December 31, 1999	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2000	-	-	-	-	-	-
Balance, December 31, 2000	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2001	-	-	-	-	-	-
Balance, December 31, 2001	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2002	-	-	-	-	-	-
Balance, December 31, 2002	3,000,000	1,500	1,250	-	(2,750)	-
Net loss for 2003	-	-	-	-	(181,023)	(181,023)
Shares issued for patent	8,000,000	4,000	396,000	-	-	400,000
Shares issued for cash net of share issue costs of $86,096	2,086,000	1,043	434,361	-	-	435,404
Balance, December 31, 2003	13,086,000	6,543	831,611	-	(183,773)	654,381
Net loss for 2004	-	-	-	-	(733,248)	(733,248)
Stock option costs	-	-	5,009	-	-	5,009
Warrants issued with loans payable	-	-	4,225	-	-	4,225
Shares issued for cash net of share issue costs of $17,602	895,000	448	561,950	-	-	562,398
Balance, December 31, 2004	13,981,000	6,991	1,402,795	-	(917,021)	492,765
Net loss for 2005	-	-	-	-	(1,496,992)	(1,496,992)
Stock warrant costs	-	-	238,892	(199,946)	-	38,946
Amortization of stock warrant costs	-	-	-	85,273	-	85,273
Warrants issued with loans payable	-	-	16,450	-	-	16,450
Shares issued for services	60,160	30	60,130	-	-	60,160
Shares issued for cash net of share issue costs of $52,689	1,045,000	522	991,789	-	-	992,311
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	517,305
Shares issed for services	50,000	25	49,975	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-
Value of warrants issued	-	-	1,101,523	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	500,062	-	500,062
Net loss for 2006	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	1,585	4,384,842	(44,657)	(4,491,160)	(149,390)
Shares issued for services	625,000	63	454,937	(455,000)	-	-
Value of warrants issued			386,399	(33,363)	-	353,036
Amortization of share, option and warrant costs	-	-	-	145,583	-	145,583
Net loss for 2007	-	-	-	-	(1,263,489)	(1,263,489)
Balance, December 31, 2007	16,478,465	1,648	5,226,178	(387,437)	(5,754,649)	(914,260)
Shares issued for cash, net of issuance costs of $30,000	400,001	40	269,960	-	-	270,000
Settlement of liability	100,000	10	69,990	-	-	70,000
Shares issued for services	1,790,000	179	468,321	(356,000)	-	112,500
Value of warrants issued	-	-	398,182	(185,636)	-	212,546
Amortization of share, option and warrant costs	-	-	-	316,992	-	316,992
Net loss for 2008	-	-	-	-	(1,589,500)	(1,589,500)
Balance, December 31, 2008	18,768,466	1,877	6,432,631	(612,081)	(7,344,149)	(1,521,722)
Shares issued for services	3,621,023	362	1,207,162	(373,216)	-	834,308
Value of warrants issued	-	-	628,788	(450)	-	628,338
Shares issued for cash	1,818,333	182	508,318	-	-	508,500
Shares issued upon conversion of debt	2,723,911	272	816,901	-	-	817,173
Amortization of share, option and warrant costs	-	-	-	727,421	-	727,421
Cancellation of shares	(240,000)	(24)	24	-	-	-
Net loss for 2009	-	-	-	-	(3,413,454)	(3,413,454)
Balance, December 31, 2009	26,691,733	$2,669	$9,593,824	$(258,326)	$(10,757,603)	(1,419,436)
Amortization of share, option and warrant cost	-	-	-	193,605	-	193,605
Shares issued for cash	1,796,333	180	538,720	-	-	538,900
Stock options granted	-	-	194,126	-	-	194,126
Net loss for six months ended June 30, 2010	-	-	-	-	(1,191,753)	(1,191,753)
Balance, June 30, 2010	28,488,066	$2,849	$10,326,670	$(64,721)	$(11,949,356)	$(1,684,558)

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2010

1.           Organization and summary of significant accounting policies

Organization and Line of Business
iTech Medical, Inc. (a development stage company) (the "Company" or “ITM”), a Delaware corporation, was incorporated on October 20, 1997 as a Nevada corporation. On September 9, 2003, ITM acquired a patent from MPR Health Systems, Inc., a California corporation; a patented medical information system called Muscle Pattern Recognition (“MPR”) with a value of $500,000. On December 27, 2006, ITM entered into a Plan and Agreement of Merger (the “reverse merger”) with Freedom 1, Inc., a Delaware corporation and a “blank check company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), whereby ITM was the surviving entity. Since December 2002 and continuing after the reverse merger, ITM has been involved in the development and pre-market clinical testing of the MPR system.

On January 22, 2010 the Company entered into a research and development contract with Salus Research, Inc. (“Salus”), a Canadian entity owned by a Company officer and two members of the Company’s Board of Directors. Salus began conducting scientific research and experimental development activities in Canada ("SR&ED") and plans to claim for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of these expenditures, is at risk for 100% of its losses and owns 100% of all scientific discoveries, and as a result is the party that is the primary beneficiary of the relationship as defined by FASB ASC 810-10-05. Salus has no other financing other than amounts received from the Company. The Company has determined Salus to be a variable interest entity. Starting in January 2010 the Company has consolidated the financial results of Salus for financial reporting purposes to comply with Accounting Principles Generally Accepted in the United States. In the period of January 2010 to June 30, 2010, the Company remitted CDN$245,000 to Salus to fund scientific research and experimental development and is obligated to remit an additional CDN$710,000.

Interim periods
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.

1.           Organization and summary of significant accounting policies (continued)

New pronouncements
The Company adopted Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurement (ASC 820), effective July 1, 2008. This standard defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date and establishes a framework for measuring fair value. It establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and expands the disclosures about instruments measured at fair value. The standard requires consideration of a company’s own creditworthiness when valuing liabilities.

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

Valuation Hierarchy
ASC 820 established a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

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

1.           Organization and summary of significant accounting policies (continued)

In June 2009, the Financial Accounting Standards (FASB) issued SFAS 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement 140 (ASC 860). This standard improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim annual reporting periods thereafter. As such, the Company is required to adopt this standard in the year ended December 31, 2010. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS 167, Amendents to FASB Interpretation No. 46(R) (ASC 810). This standard improves financial reporting by enterprises invoved with variable interest entities and is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in the year ended December 31, 2010. The Company believes that the adoption of this guidance does have an impact on the Company's financial statements in connection with its relationship with an entity named Salus Research Inc. (“Salus”), a Canadian entity owned by a Company Officer and two members of the Company’s Board of Directors.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company adopted this standard with no material effect on its financial statements.

2.           Loans from related parties

On January 26, 2010, the Company borrowed a total of $125,000 from Frans Berndsen. This loan, evidenced by a short-term promissory note issued on January 26, 2010, bears no interest and matures on January 26, 2011.

2.           Loans from related parties (continued)

During 2007, the Company borrowed a total of $40,000 from Alan Goldman, one of its officers. This loan, evidenced by a short-term promissory note issued on December 3, 2007, bears interest at 10% per annum and matured on March 3, 2008. Mr. Goldman was also granted 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009. The fair value of the warrants using the Black-Scholes valuation method totaled $14,126 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On March 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to June 3, 2008. Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $11,920 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On June 3, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to October 31, 2008. Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $14,780 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the life of the loan as interest expense. On October 31, 2008, the maturity date of the $40,000 promissory note to Mr. Alan Goldman was extended to January 31, 2009. Mr. Goldman was granted an additional 40,000 Series B common stock purchase warrants to purchase 40,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $1,846 at the time of issuance, and is reflected as a discount on the loan in the accompanying financial statements and is being amortized over the life of the loan as interest expense. On January 31, 2009, this loan was extended to April 30, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date. The fair value of the warrants using the Black-Scholes valuation method totaled $5,211 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense. On April 30, 2009, this loan was extended to July 30, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date. The fair value of the warrants using the Black-Scholes valuation method totaled $1,304 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense. On July 30, 2009, this loan was extended to October 31, 2009 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date. The fair value of the warrants using the Black-Scholes valuation method totaled $1,868 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense. On October 31, 2009, this loan was extended to January 31, 2010 and Mr. Goldman was granted 40,000 Series B warrants for extending the due date. The fair value of the warrants using the Black-Scholes valuation method totaled $1,866 and was reflected as a discount on the loan and was amortized over the extended life of the loan as interest expense. On January 31, 2010, this loan was extended to July 1, 2010 with no additional warrants granted. On July 1, 2010, this loan was further extended to December 31, 2010 with no additional warrants granted.

2.           Loans from related parties (continued)

In 2004, the Company borrowed a total of CD$145,000 from Cavandale Corporation, a Company owned by one of the directors. The loans bear interest at 10% and matured November 1, 2004. Cavandale was also granted 211,270 Series A warrants at $.50 per share. The fair value of the warrants using the Black-Scholes valuation method totaled $4,225 at the time of issuance, and was reflected as a discount on the loans, and amortized over the life of the loan as interest expense. In February 2005, the due date of the loans was extended to July 1, 2005 in exchange for 100,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $19,246 at the time of issuance, and was reflected as a discount on the loans and amortized over the extended life of the loan as interest expense. In August 2005, the due date of the loans was extended to July 1, 2006 in exchange for 100,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $16,450 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense. In July 2006, the due date of the loans was extended to July 1, 2007 in exchange for 100,000 Series B warrants. The fair value of the warrants using the Black-Scholes valuation method totaled $39,095 at the time of issuance, and was reflected as a discount on the loans in the accompanying financial statements and amortized over the extended life of the loan as interest expense. In July 2007, the due date of the loans was extended to July 1, 2008. Cavandale was granted an additional 100,000 Series B common stock purchase warrants to purchase 100,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $44,484 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On July 1, 2008, the due date of the loans was extended to October 1, 2008. Cavandale was granted an additional 145,000 Series B common stock purchase warrants to purchase 145,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $27,562 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On October 1, 2008, the due date of the loans was extended to January 1, 2009. Cavandale was granted an additional 145,000 Series B common stock purchase warrants to purchase 145,000 shares of common stock at $1.00 per share until December 31, 2009 for the extension. The fair value of the warrants using the Black-Scholes valuation method totaled $12,642 at the time of issuance, and was reflected as a discount on the loan in the accompanying financial statements and was amortized over the extended life of the loan as interest expense. On January 1, 2009, this loan was extended to July 1, 2009 and Cavendale was granted 290,000 Series B warrants for extending the due date. The fair value of the warrants using the Black-Scholes valuation method totaled $33,214 and was reflected as a discount on the loans and was amortized over the extended life of the loans as interest expense. On July 1, 2009, this loan was extended to October 31, 2009 and Cavandale was granted 145,000 Series B warrants for extending the due date. The fair value of the warrants using the Black-Scholes valuation method totaled $13,508 was reflected as a discount on the loans and was amortized over the extended life of the loans as interest expense. On October 31, 2009, this loan was extended to January 31, 2010 and Cavandale was granted 145,000 Series B warrants for extending the due date. The fair value of the warrants using the Black-Scholes valuation method totaled $6,765 and is reflected as a discount on the loans and is being amortized over the extended life of the loans as interest expense. On January 31, 2010, this loan was extended to August 1, 2010, and no additional warrants were granted. On August 1, 2010, this loan was further extended to December 31, 2010, and no additional warrants were granted.

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

4.            Shareholders’ equity (continued)

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

4.            Shareholders’ equity (continued)

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

During the six months ended June 30, 2010, the Company sold 1,796,333 shares to Revox at $.30 per share for total proceeds of $538,900 and issued 1,796,333 warrants with an exercise price of $.40 and an expiration date of August 31, 2013.

Stock options granted

On June 24, 2010, the Board of Directors granted 960,000 options to purchase common shares of the Company to various directors, officers and consultants.  The grant price was $.25, with 775,000 options vesting immediately and the remaining 185,000 vesting on June 24, 2011.  The options expire on June 24, 2020.

The value of the options was calculated using the Black-Scholes methodology and total value was calculated at $239,232 of which $194,126 was included in general and administrative expenses in the accompanying statement of operations, and the remaining $45,106 will be expensed ratably over the remaining vesting period. The following weighted average assumptions were used to calculate the options granted: term of 9-10 years, risk-free interest rate of 3.5%, volatility ranging from 181% - 187% and a weighted fair value ranging from $.2486 - $.2493.

5.             Subsequent events

On July 7, 2010, Mr. Berndsen agreed to convert his $125,000 loan to the Company into 125,000 shares of common stock and 500,000 common stock purchase warrants exercisable at $.30 per share and expiring December 31, 2012.

On July 23, 2010, the Company issued 450,330 shares of common stock under the Revox Ventures Agreement, and 450,330 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  The shares and warrants were issued to Revox Ventures without registration under the Securities Act of 1933, as amended, pursuant to Regulation S.  Revox Ventures is an entity incorporated in Cyprus and with its offices in Cyprus.

On August 16, 2010, the Company issued 109,670 shares of common stock under the Revox Ventures Agreement, and 109,670 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.

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

Cash and Cash Equivalents. At June 30, 2010, we had $103,961 cash and cash equivalents on hand compared to $146,477 at December 31, 2009.  This decrease was due to increased expenses incurred in our clinical and regulatory affairs.

Total Assets. At June 30, 2010, we had total assets of $437,884 compared to $471,969 at December 31, 2009.  This decrease was primarily due to a decrease in cash and cash equivalents and to the amortization of our patent.

Total Liabilities. At June 30, 2010, we had total current liabilities of $2,122,442 compared to $1,891,405 at December 31, 2009.  This increase was primarily due to an increase in accrued interest, loans payable, accrued salaries and director compensation.

Research and Development. For the six months ended June 30, 2010, we had research and development expenses of $110,373 compared to $64,224 for the six months ended June 30, 2009.  The increase in spending was primarily due to an increase in regulatory work related to the commercialization of the MPR System.

Medical and Clinical Expenses.  For the six months ended June 30, 2010, we had medical and clinical expenses of $132,594 compared to $112,273 for the six months ended June 30, 2009.  This increase was primarily due to the costs incurred in the clinical trial that was initiated in February, 2009.

General and Administrative Expenses. For the six months ended June 30, 2010, we had general and administrative expenses of $935,440 compared to $1,033,719 for the six months ended June 30, 2009.  This decrease was primarily due to a decrease in the issuance of common stock for services.

Operating Losses. For the six months ended June 30, 2010, we had an operating loss of $1,178,407 compared to $1,210,216 for the six months ended June 30, 2009.  This decrease was primarily due to a decrease in the issuance of common stock for services.

Net Loss. For the six months ended June 30, 2010, we had a net loss of $1,191,753 compared to $1,636,287 for the six months ended June 30, 2009.  This decrease was primarily due to a decrease in the issuance of common stock for services.

Liquidity and Capital Resources

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Two of our four employees and two of our independent consultants devote at least a portion of their time to research and development activities.

For the six months ended June 30, 2010 and June 30, 2009, we incurred a net loss of $1,191,753 and $1,636,287, respectively.  At June 30, 2010, we had $103,961 cash on hand, as compared to $146,477 at December 31, 2009.  At June 30, 2010, we had a stockholders’ deficit of $1,684,558 as compared to $1,419,436 at December 31, 2009.

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

Financings

On April 28, 2010, the Company issued 1,273,000 shares of common stock under the Revox Ventures Agreement, and 1,273,333 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  On June 15, 2010, the Company issued 523,333 shares of common stock under the Revox Ventures Agreement, and 523,333 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  The gross proceeds from the foregoing sale were $538,900.  The shares and warrants were issued to Revox Ventures without registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

N/A

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

On April 28, 2010, the Company issued 1,273,000 shares of common stock under the Revox Ventures Agreement, and 1,273,333 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  On June 15, 2010, the Company issued 523,333 shares of common stock under the Revox Ventures Agreement, and 523,333 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  The gross proceeds from the foregoing sales were $538,900.  The shares and warrants were issued to Revox Ventures without registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Subsequent Event:

On July 7, 2010, Mr. Berndsen agreed to convert his $125,000 loan to the Company into 125,000 shares of common stock and 500,000 common stock purchase warrants exercisable at $.30 per share and expiring December 31, 2012.  The shares were issued under the registration exemptions afforded the Company under Section 3(a)(9) of the Securities Act of 1933, as amended.

On July 23, 2010, the Company issued 450,330 shares of common stock under the Revox Ventures Agreement, and 450,330 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  On August 16, 2010, the Company issued 109,670 shares of common stock under the Revox Ventures Agreement, and 109,670 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  The gross proceeds from the foregoing sale were $144,002.  The shares and warrants were issued to Revox Ventures without registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

On August 16, 2010, the Company issued 109,670 shares of common stock under the Revox Ventures Agreement, and 109,670 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  The shares and warrants were issued to Revox Ventures without registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

Item 6.  Exhibits.
EXHIBIT INDEX

Exhibit No.	Description
31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2010	ITECH MEDICAL, INC.

	By:	/S/ WAYNE D. COCKBURN
Wayne D. Cockburn
President, Chief Executive Officer,
Treasurer and Interim Chief
Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial/Accounting Officer)