Form 10-Q
period 2010-09-30
iTech Medical, Inc.
filed 2010-11-19
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2010
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number:	000-52117

ITECH MEDICAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

	Delaware	20-5153331
	(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

	17011 Beach Blvd., Suite 900, Huntington Beach, CA	92647
	(Address of Principal Executive Offices)	(Zip Code)

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
☐ Yes    ☒ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 19, 2010, there were 32,021,732 shares of the registrant’s Common Stock issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
iTech Medical Solutions, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and equivalents	$90,268	$146,477
Prepaid expenses	30,231	4,219

Total current assets	120,499	150,696

Furniture and equipment, net of accumulated depreciation	10,781	7,549

Patent, net of accumulated amortization	291,665	313,724
	$422,945	$471,969

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loans from related parties, net of unamortized discount	$180,926	$175,306
Notes payable	34,613	34,613
Accounts payable	314,438	337,160
Accrued interest	225,852	213,156
Accrued vacation	92,819	83,170
Accrued salaries, bonuses and other payroll items	1,136,838	1,010,500
Director compensation	87,500	37,500
Total current liabilities	2,072,986	1,891,405

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.0001 par value, no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value, 30,231,733 and 26,691,733 shares issued and outstanding September 30, 2010 and December 31, 2009, respectively	3,023	2,669
Additional paid-in capital	11,184,031	9,593,824
Deferred option and warrant costs	(48,347)	(258,326)
Deficit accumulated during the development stage	(12,788,748)	(10,757,603)
Total shareholders' deficit	(1,650,041)	(1,419,436)
	$422,945	$471,969

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical Solutions, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					Cumulative
					from inception
	Three months		Nine months		(October 20,
	ended September 30,		ended September 30,		1997) to
	2010	2009	2010	2009	Sept. 30, 2010

Costs and expenses:

Research and development	$31,236	$31,600	$141,609	$95,824	$1,148,165
Medical and clinical	71,859	35,674	204,453	147,947	1,615,518
General and administrative	731,459	535,914	1,666,899	1,569,633	8,511,165

Operating loss	(834,554)	(603,188)	(2,012,961)	(1,813,404)	(11,274,848)

Other income (expense):

Interest expense	(4,838)	(42,661)	(17,263)	(467,816)	(1,506,119)

Interest income	-	-	-	43	333

	(4,838)	(42,661)	(17,263)	(467,773)	(1,505,786)

Loss before provision for taxes	(839,392)	(645,849)	(2,030,224)	(2,281,177)	(12,780,634)

Provision for taxes	-	-	(921)	(959)	(8,114)

Net loss	$(839,392)	$(645,849)	$(2,031,145)	$(2,282,136)	$(12,788,748)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.07)	$(0.11)

Basic and diluted weighted average number of common shares outstanding	29,691,523	21,138,515	28,084,788	20,446,137

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical Solutions, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
	Nine months ended Sept. 30,		(October 20, 1997)
	2010	2009	to Sept. 30, 2010
Cash flows from operating activities:
Net loss	$(2,031,145)	$(2,282,136)	$(12,788,748)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	25,615	29,912	280,679
Loss on disposal of equipment	-	458	1,215
Loss on extinguishment of debt	-	95,932	95,932
Amortization of loan discount	2,908	398,453	1,235,164
Issuance of common stock for services & interest	-	863,206	2,138,151
Issuance of stock options and warrants for services	763,540	279,666	2,254,301
Decrease (increase) in prepaid expenses	(26,012)	-	(30,231)
Increase (decrease) in accounts payable	(22,722)	15,465	314,438
Increase (decrease) in accrued expenses	198,683	208,171	1,543,009
Net cash used by operating activities	(1,089,133)	(390,873)	(4,956,090)

Cash flows from investing activities:
Capital expenditures	(6,788)	(1,867)	(84,340)
Net cash used by investing activities	(6,788)	(1,867)	(84,340)

Cash flows from financing activities:
Proceeds from loans from related parties	125,000	70,000	536,500
Proceeds from convertible notes	-	-	452,991
Proceeds from loans from others	-	-	10,000
Payments on note payable	-	-	(65,387)
Issuance of common stock, net of costs	912,000	284,500	4,200,668
Net cash provided by financing activities	1,037,000	354,500	5,134,772

Effect of exchange rate changes	2,712	14,906	(4,074)

Net increase (decrease) in cash	(56,209)	(23,334)	90,268
Cash, beginning of period	146,477	34,015	-
Cash, end of period	$90,268	$10,681	$90,268

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with debt	$-	$91,418	$930,624
Conversion of debt to equity	$125,000	$-	$814,491
The accompanying notes are an integral part of these condensed financial statements.

iTech Medical Solutions, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to September 30, 2010 (Unaudited)

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
From Inception (October 20, 1997) to September 30, 2010 (Unaudited) (continued)

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

iTech Medical Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to September 30, 2010 (Unaudited) (continued)

					Accumulated
	Common Stock		Additional	Deferred	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity (Deficit)
Balance, December 31, 2009	26,691,733	$2,669	$9,593,824	$(258,326)	$(10,757,603)	$(1,419,436)
Amortization of share, option and warrant cost	-	-	-	209,979	-	209,979
Shares issued for cash	3,040,000	304	911,696	-	-	912,000
Stock options granted	-	-	205,718	-	-	205,718
Debt to equity conversion	312,500	31	124,969	-	-	125,000
Shares issued for shareholder compensation	187,500	19	74,981	-	-	75,000
Warrants issued for shareholder compensation	-	-	272,843	-	-	272,843
Net loss for nine months ended Sept. 30, 2010	-	-	-	-	(2,031,145)	(2,031,145)
Balance, September 30, 2010	30,231,733	$3,023	$11,184,031	$(48,347)	$(12,788,748)	$(1,650,041)

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2010
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

On January 22, 2010 the Company entered into a research and development contract with Salus Research, Inc. (“Salus”), a Canadian entity owned by a Company officer and two members of the Company’s Board of Directors.  Salus began conducting scientific research and experimental development activities in Canada ("SR&ED") and plans to claim for Canadian Scientific Research and Experimental Development tax credits. The Company funds 100% of these expenditures, is at risk for 100% of its losses and owns 100% of all scientific discoveries, and as a result is the party that is the primary beneficiary of the relationship as defined by FASB ASC 810-10-05. Salus has no other financing other than amounts received from the Company. The Company has determined Salus to be a variable interest entity. Starting in January 2010 the Company has consolidated the financial results of Salus for financial reporting purposes to comply with Accounting Principles Generally Accepted in the United States. In the period of January 2010 to September 30, 2010, the Company remitted CND$415,000 to Salus to fund scientific research and experimental development and is obligated to remit an additional CND$325,000 through March 2011.

Interim periods
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of results for any future period. These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.

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
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB ASC originally issued as FASB 157. This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for Level 3 Fair Value measurements. The Company adopted the measurement requirements of this guidance for the nine months ended September 2010 with no impact to the consolidated financial statements.

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

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (ASC 810). This standard improves financial reporting by enterprises involved with variable interest entities and is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As such, the Company is required to adopt this standard in the year ended December 31, 2010. The Company believes that the adoption of this guidance does have an impact on the Company's financial statements in connection with its relationship with an entity named Salus Research Inc. (“Salus”), a Canadian entity owned by a Company Officer and two members of the Company’s Board of Directors.

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

2.             Loans from related parties

Berndsen Note -
On January 26, 2010, the Company borrowed a total of $125,000 from Frans Berndsen, a shareholder. This loan, evidenced by a short-term promissory note issued on January 26, 2010, bears no interest and matures on January 26, 2011. On July 7, 2010, the Board of Directors agreed to give Mr. Berndsen 500,000 shares with a fair value of $200,000 on that date, plus 1,000,000 Series E common stock purchase warrants to purchase 1,000,000 of common stock at $.30 per share until December 31, 2012 for the extinguishment of this obligation. The fair value of the warrants using the Black-Scholes valuation method totaled $272,843 at the time of issuance. The excess of the total fair value of the common stock and warrants over the debt obligation amounted to $347,843 and has been accounted for as shareholder compensation expense in the accompanying statement of operations.

2.             Loans from related parties (continued)

Goldman note -
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

Cavandale note -
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

4.             Shareholders’ equity

Stock issuance

As mentioned in Note 2 above, on July 7, 2010, the Board of Directors agreed to issue one of its shareholders 500,000 shares of common stock for compensation of $75,000 and extinguishment of debt of $125,000.

On March 19, 2010, the Company entered into a Stock Purchase Agreement, amended March 22, 2010, with Revox Ventures Ltd., an entity incorporated in Cypress. Pursuant to the Agreement, Revox Ventures has agreed to purchase shares of common stock and warrants to purchase common stock pursuant to the following schedule (referred to as “Phase I” under the Agreement).

4.           Shareholders’ equity (continued)

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

In addition to the common stock, with each monthly purchase Revox Ventures will receive warrants to purchase a number of shares of common stock equal to the number of shares purchased.  The warrants will expire August 31, 2013 and will have an exercise price of $0.40 per share (Series F warrants) with respect to the shares issued at $0.30 per share and will have an exercise price of $0.60 per share (Series G warrants) with respect to the shares issued at $0.50 per share.

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

If Revox Ventures properly elects to participate in Phase II, it will have agreed to purchase the shares of common stock and warrants pursuant to the following schedule:

4.           Shareholders’ equity (continued)

Month	Total Purchase Price (Euros)	Total Purchase Price (US$)		Number of Shares
1	€111,050	US$	166,666	333,334
2	€111,050	US$	166,666	333,333
3	€111,050	US$	166,667	333,333
4	€111,050	US$	166,667	333,333
5	€111,050	US$	166,667	333,333
6	€111,050	US$	166,667	333,334

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

4.           Shareholders’ equity (continued)

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

During the nine months ended September 30, 2010, the Company sold 3,040,000 shares to Revox at $.30 per share for total proceeds of $912,000 and issued 3,040,000 warrants with an exercise price of $.40 and an expiration date of August 31, 2013.

Outstanding options and warrants

Security Type	Balance, December 31, 2009	Additions/ (Expirations)	Balance, September 30, 2010	Exercise Price	Expiration Date
2003 Stock option plan	2,953,600	—	2,953,600	$.25	March 10, 2014
2008 Stock option plan	—	960,000	960,000	$.25	June 24, 2020
Series A warrants	4,420,603	—	4,420,603	$.50	June 30, 2011
Series B warrants	7,424,858	—	7,424,858	$1.00	December 31, 2011
Series C warrants	1,185,001	—	1,185,001	$1.25	September 1, 2011
Series D warrants	200,001	(200,001)		$.95	September 1, 2010
Series E warrants	1,480,000	1,000,000	2,480,000	$.30	December 31, 2012
Series F warrants	—	3,040,000	3,040,000	$.40	August 31, 2013
Series G warrants	—	—	—	$.60	August 31, 2013

The Series D warrants expired on September 1, 2010
Stock options granted

On June 24, 2010, the Board of Directors granted 960,000 options to purchase common shares of the Company to various directors, officers and consultants.  The grant price was $.25, with 775,000 options vesting immediately and the remaining 185,000 vesting on June 24, 2011.  The options expire on June 24, 2020.

4.           Shareholders’ equity (continued)

Fair value of options and warrants granted

The value of the Series E common stock purchase warrants granted on July 7, 2010 was calculated using the Black-Scholes methodology and total value was calculated at $272,843 and was included in general and administrative expenses in the accompanying statement of operations. The following weighted average assumptions were used to calculate the options granted:  term of 1.5 years, risk-free interest rate of .625%, volatility ranging from 146% and a weighted fair value of $.2728.

The value of the options granted on June 24, 2010 was calculated using the Black-Scholes methodology and total value was calculated at $239,232 of which $206,078 was included in general and administrative expenses in the accompanying statement of operations, and the remaining $33,154 will be expensed ratably over the remaining vesting period. The following weighted average assumptions were used to calculate the options granted: term of 9-10 years, risk-free interest rate of 3.5%, volatility ranging from 181% - 187% and a weighted fair value ranging from $.2486 - $.2493.

5.           Subsequent events

On October 14, 2010, the Company issued 1,740,000 shares of common stock under the Revox Ventures Agreement, and 1,740,000 common stock purchase warrants, 186,667 of which are exercisable at $0.40 per share and the remaining 1,553,333 are exercisable at $.60 per share.  The warrants expire August 31, 2013.  The shares and warrants were issued to Revox Ventures without registration under the Securities Act of 1933, as amended, pursuant to Regulation S.  Revox Ventures is an entity incorporated in Cyprus and with its offices in Cyprus.  This issuance was for the September 2010 and October 2010 commitments.

On October 15, 2010, the Company signed a consulting agreement with Rayne Forecast Inc. (“Rayne”) equity consulting and media relations services.  Under the six-month contract, the Company will pay Rayne 50,000 shares of common stock per month for six months for consulting services.  The contract can be cancelled by the Company with 5 days notice.

On October 15, 2010 the Company signed a consulting agreement with Consolidated Concepts Inc. for general financial and business matters. Under the six-month contract, the Company will pay to the Consolidated Concepts $10,000 per month for six months. The contract can be cancelled by the Company with 5 day notice.

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

Plan of Operation

Our goal for the next 12 months is to complete the development of the commercial version of the Muscle Pattern Recognition (MPR) System, complete an outcome clinical study of the MPR System in North America and Europe, file for commercial approval of the system in the United States and begin commercialization in the European Union (EU) and North America.  To achieve this goal, there are a number of activities that must take place simultaneously in the areas of Research and Development, Clinical and Regulatory Affairs and Sales and Marketing.

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

In the area of Clinical Affairs, we expect to begin a clinical outcome study in the first half of 2011 in support of our research and development, regulatory activities and sales and marketing efforts.  Following the successful completion of this study, we will turn our attention to the full commercialization of the MPR System in North America and the EU.

Our regulatory program is being directed in two specific areas: (i) documenting the product design for the MPR System and preparing the Design History File for FDA; and (ii)  finalizing manufacturing plans for the commercial MPR System including testing, packaging, labeling, shipping, installation and servicing.

Results of Operations

Revenues. We have not generated any revenues since our inception on October 20, 1997.

Cash and Cash Equivalents. At September 30, 2010, we had $90,268 cash and cash equivalents on hand compared to $146,477 at December 31, 2009.  This decrease was due to increased expenses incurred in our research and development activities, clinical studies and regulatory affairs.

Total Assets. At September 30, 2010, we had total assets of $422,945 compared to $471,969 at December 31, 2009.  This decrease was primarily due to a decrease in cash and cash equivalents and to the amortization of our patent.

Total Liabilities. At September 30, 2010, we had total current liabilities of $2,072,986 compared to $1,891,405 at December 31, 2009.  This increase was primarily due to an increase in accrued interest, loans payable, accrued salaries and director compensation.

Research and Development. For the nine months ended September 30, 2010, we had research and development expenses of $141,609 compared to $95,824 for the nine months ended September 30, 2009.  The increase in spending was primarily due to an increase in regulatory work related to the commercialization of the MPR System and for the work required to achieve ISO 13485 certification.

Medical and Clinical Expenses.  For the nine months ended September 30, 2010, we had medical and clinical expenses of $204,453 compared to $147,947 for the nine months ended September 30, 2009.  This increase was primarily due to the costs incurred in the clinical trial that was initiated in February 2009.

General and Administrative Expenses. For the nine months ended September 30, 2010, we had general and administrative expenses of $1,666,899 compared to $1,569,633 for the nine months ended September 30, 2009.  This increase was primarily due to an increase in the issuance of common stock for services and amortization of loan discount.

Operating Losses. For the nine months ended September 30, 2010, we had an operating loss of $2,012,961, compared to $1,813,404 for the nine months ended September 30, 2009.  This increase was primarily due to an increase in research and development, clinical affairs and general and administrative expenses.

Net Loss. For the nine months ended September 30, 2010, we had a net loss of $2,031,145 compared to $2,282,136 for the nine months ended September 30, 2009.  This decrease was primarily due to a decrease in the interest expenses.

Liquidity and Capital Resources

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Six of our eleven employees and two of our independent consultants devote at least a portion of their time to research and development activities.

For the nine months ended September 30, 2010 and September 30, 2009, we incurred a net loss of $2,031,145 and $2,282,136, respectively.  At September 30, 2010, we had $90,268 cash on hand, as compared to $146,477 at December 31, 2009.  At September 30, 2010, we had a stockholders’ deficit of $1,650,041 as compared to $1,419,436 at December 31, 2009.

We are in the development stage and have not earned any revenue since our inception. These factors have caused our auditors to express their doubt in their audit report for the fiscal year ended December 31, 2009 as to our ability to continue as a going concern.  If payments from the Revox Ventures financing agreement were to cease, we would not have enough cash on hand to fund our operations for the next 6 months.  If all payments are received under the Revox Ventures agreement, we would have sufficient funds available to us to complete our clinical and regulatory program.  Therefore, if payments under the Revox Ventures agreement were to cease or be disrupted in any way we would need to raise additional funds in order to fully implement our business plan. There can be no assurance that we would be successful in raising these additional funds. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

Financings

On July 22, 2010, the Company issued 450,330 shares of common stock under the Revox Ventures Agreement, and 450,330 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  On August 4, 2010, the Company issued 109,670 shares of common stock under the Revox Ventures Agreement, and 109,670 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  On August 19, 2010, the Company issued 683,334 shares of common stock under the Revox Ventures Agreement, and 683,334 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013. On August 30, 2010, the Company issued 333 shares of common stock under the Revox Ventures Agreement, and 333 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  The gross proceeds from the foregoing sale were $373,000.  The shares and warrants were issued to Revox Ventures without registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, our Principal Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was  recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

N/A

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

On July 22, 2010, the Company issued 450,330 shares of common stock under the Revox Ventures Agreement, and 450,330 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  On August 4, 2010, the Company issued 109,670 shares of common stock under the Revox Ventures Agreement, and 109,670 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  On August 19, 2010, the Company issued 683,334 shares of common stock under the Revox Ventures Agreement, and 683,334 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013. On August 30, 2010, the Company issued 333 shares of common stock under the Revox Ventures Agreement, and 333 common stock purchase warrants, exercisable at $0.40 per share and expiring August 31, 2013.  The gross proceeds from the foregoing sale were $373,000.  The shares and warrants were issued to Revox Ventures without registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Subsequent Event:

On October 14, 2010, the Company issued 1,740,000 shares of common stock under the Revox Ventures Agreement, and 1,740,000 common stock purchase warrants, 186,667 of which are exercisable at $0.40 per share and remaining 1,553,333 are exercisable at $.60 per share.  The warrants expire August 31, 2013.  The shares and warrants were issued to Revox Ventures without registration under the Securities Act of 1933, as amended, pursuant to Regulation S.  Revox Ventures is an entity incorporated in Cyprus and with its offices in Cyprus.  This issuance was for the September and October 2010 commitment.

On October 15, 2010, the Company signed a consulting agreement with Rayne Forecast Inc. (“Rayne”) equity consulting and media relations services.  Under the six-month contract, the Company will pay Rayne 50,000 shares of common stock per month for six months for consulting services.  The contract can be cancelled by the Company with 5 days notice.

On October 15, 2010 the Company signed a consulting agreement with Consolidated Concepts Inc. for general financial and business matters. Under the six-month contract, the Company will pay to the Consolidated Concepts $10,000 per month for six months. The contract can be cancelled by the Company with 5 day notice.

Item 6.  Exhibits.
EXHIBIT INDEX

Exhibit No.	Description
31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended September 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2010	ITECH MEDICAL, INC.

	By:	/S/ WAYNE D. COCKBURN
Wayne D. Cockburn
President, Chief Executive Officer,
Treasurer and Interim Chief
Financial Officer and a Member of the Board of Directors (Principal Executive Officer and Principal Financial/Accounting Officer)