Form 10-K
period 2010-12-31
iTech Medical, Inc.
filed 2011-04-15
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________.

Commission File Number: 0-23001

ITECH MEDICAL, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	20-5153331
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17011 Beach Boulevard, Suite 900 Huntington Beach, CA 92647
(Address of Principal Executive Offices, including ZIP Code)

(714) 841-2670 (Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each Class	Name of each Exchange on which Registered
Common Stock, par value $0.0001 per share	N/A
Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,952,679 based on a sales price of $0.25 per share on June 30, 2010.

On April 13, 2011, the Registrant had 37,276,335 outstanding shares of Common Stock, $.0001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

As used in this Report and unless otherwise indicated, the terms the “Company,” “iTech Medical,” “we,” “us,” and “our” refer to iTech Medical, Inc., a Delaware corporation.

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

PART I

Item 1.  Business

The Company is a development stage company engaged in the research and commercial development of healthcare information systems and technologies.  To date, we have focused on developing a proprietary platform called Muscle Pattern Recognition (MPR), a unique clinical tool for the analysis of muscle function.

MPR is a non-invasive, proprietary technology platform that objectively analyzes muscle recruitment patterns of the neck and back - the coordinated engagement of muscle groups in order to perform specific body movements.  We believe that the MPR test results provide comprehensive information regarding those muscle recruitment patterns that can assist the healthcare professional in the evaluation and treatment of neck and back injuries and illnesses.  The results of an MPR evaluation are presented in a detailed report that we believe provides objective, clinically relevant evidence on the status of underlying biomechanical and neuromuscular integrity, or the overall health of the neck and back.

We believe that the capabilities of the MPR System are unique and that the system addresses an unmet market need for an objective, evidence-based test for the use of physicians and other health care professionals to better assess and manage patients with impaired musculoskeletal function.  We believe the MPR System supports the cost-containment and risk management goals of insurers, Workers’ Compensation carriers, self-insured employers and managed care providers by providing objective evidence to help control the soaring health care costs associated with neck and back injuries.

During the years ended December 31, 2010 and 2009, we incurred a net loss of $3,908,668 and $3,413,454, respectively, and had $983,292 cash on hand as of December 31, 2010.  We have not earned any revenue since our inception.

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our core research and development activities. Eight of our thirteen employees and one of our three independent consultants currently devote at least a portion of their time to our research and development activities.  We anticipate increasing levels of resources will be dedicated to sales and marketing in the implementation of our business strategy within the next 12 months.

As our business grows, we anticipate hiring additional employees and retaining additional consultants.

Historical Development

The Company was incorporated in 1997 in Nevada as Impact Medical Solutions, Inc.  On September 9, 2003, the Company acquired a patent from MPR Health Systems, Inc. for a patented medical information system called Muscle Pattern Recognition (“MPR”).  In December 2006, the Company merged into its wholly owned subsidiary Freedom 1, Inc., a Delaware corporation, and effectively reincorporated into Delaware.  The Company changed its name to iTech Medical Inc. in 2009.

Research and Development

We expense our research and developments expenses.  Research and development expenses consisted of costs associated with the design, development, testing, and enhancement of the MPR System.  The primary costs are salaries, consulting fees and non-recurring software development costs.  Expenses relating to research and development and clinical affairs increased to $736,049 in 2010 from $316,004 in 2009 due to an increase in the costs associated with our clinical trial and our regulatory filings in Europe and North America.  In February 2009, we initiated a research study in Salt Lake City, Utah, that we completed in the third quarter of 2010.

Market Opportunity

Overview
We believe today’s global health care environment is very complex, and the development and introduction of a new medical device such as MPR involves not just a regulatory approval process, but overcoming significant reimbursement hurdles and complex commercial challenges associated with training and educating physicians, rehabilitation specialists, patients and payers.

We believe the adoption of new and innovative healthcare technology is no longer based simply on the education of the physicians who would gain benefit from its use.  Today, technology adoption is much more complex and includes the need for evidence based scientific validation (commonly referred to as Evidence Based Medicine EBM) for not only the efficacy and safety of the device but also the financial justification in its ability to reduce costs and improve outcomes.  This new healthcare paradigm has created new and complex relationships between all organizations that populate the health care compass - integrated insurers, self-insured employers, managed care organizations, third party administrators, risk managers and physician networks. The impact on companies like iTech Medical is that we must first establish sound and credible scientific value for our device and then demonstrate these valuable attributes to both payers and the medical community alike, thus emphasizing the need for strong and effective sales and marketing programs.

Market Analysis
According to the U.S. National Institute for Occupational Health and Safety (NIOSH), back pain is one of the most common and significant musculoskeletal medical problems in the world.  In 2001, this was confirmed when the World Health Organization declared lower back pain (LBP) an official global epidemic.  Each year, fifteen to forty-five percent of adults in developed countries suffer from lower back pain and one in twenty people present to a physician with a new episode.  In developed countries, eighty-five percent of working age adults will seek care at some time in their lives for low back pain.  Ten percent of patients develop chronic pain that leads to early retirement and high health care costs.  Other notable statistics include:

•
An EU study published in 2010 by the work foundation found that musculoskeletal disorders such as neck and back pain and repetitive strain injury conditions account for nearly 49% of all absences from work and 60% of permanent incapacity in the EU.  Annually, the estimated cost to society in Europe is up to $312 billion.

•	The U.S. Workers’ Compensation systems cover 127 million workers with approximately 50% of the working population reporting back pain every year.

•
Back injuries are the leading cause of disability in the United States for people younger than 45 years of age and have been the most expensive health care problem for the 20 to 50 year-old age group.  One third of all disability costs in the United States are due to low back disorders.

Back pain is classified into three categories based on the duration of symptoms:

•	Acute back pain is arbitrarily defined as pain that has been present for six weeks or less;

•	Sub acute back pain has a six- to 12-week duration; and,

•	Chronic back pain lasts longer than 12 weeks.

For most patients, the cause or causes of persistent neck and back pain remain poorly understood.  Pain in these regions of the body can result from multiple factors such as: mechanical, neurological and even psychological.

Although imaging procedures, including computerized tomography (CT), magnetic resonance imaging (MRI) and conventional x-ray are able to accurately define structural pathology, the correlation of these anatomic findings with physiology, neck and back pain, and other musculoskeletal clinical complaints is imprecise.

Physician management of lower back pain varies and current evidence suggests that many tests are performed unnecessarily.  A 2004 US study to assess the management of LBP found that 26% of lumbar spine films and 66% of CT scans and MRIs were inappropriately ordered.  Another study found that the overuse of imaging ranged from 20% in primary care doctors to 70% among orthopedic surgeons.

Acute neck and back pain is often recurrent, and most patients with a history of acute episodes eventually have more chronic symptoms.  Also, people who seek medical attention for back pain are thought to be at increased risk for chronic pain and disability.  Patients in all three groups (acute, sub acute and chronic) are appropriate candidates for MPR.

Annually, we estimate that eighty percent (967 million) of the world’s working population, ages 20 to 54, that experience a neck or back injury could be candidates for an MPR test.

Key Market Trends
Several trends have expanded the market for better solutions to diagnosing neck and back problems:

•	Increased employer and payer aggressiveness in quantifying and seeking ways to reduce the economic toll of back injuries;

•	Greater need for objective information for measuring patient treatment effectiveness and managing patients to successful outcomes;

•	Physicians’ increased use of quantifiable, evidence-based, clinical testing to aid in the diagnosis and management of patients;

•	Increased patient awareness of diagnostic and treatment alternatives and involvement in test selection and therapeutic choices; and

•	Increased health care purchaser and provider attention to injury prevention and preventative care.

We believe the convergence of these trends has magnified the large business opportunity to provide clinically proven tools to reduce the costs and improve the outcomes of patients with neck and back pain.

Target Markets for MPR
The target markets for MPR are large and include the following:

•	Primary care physicians, who initially treat the majority of patients with back pain;

•
Specialists including chiropractors, neurologists, occupational medicine practitioners, orthopedic surgeons, physical medicine and rehabilitation physicians (PM&R) and occupational medicine practitioners;

•	Physical and occupational therapists ;

•	Insurance companies and third party payers; and,

•	Health care service providers.

MPR will target all of these markets.  Because these markets are inter-related, marketing simultaneously to all targeted customers will reduce the sales cycle, sales and marketing costs and increase market penetration in each segment.

Primary Care Physicians.  Primary care physicians typically include family practice physicians, internists, obstetricians, gynecologists, and pediatricians.  As neck and back pain is extremely common, these physicians actually see most of these patients and often have extensive experience in treating acute back pain due to muscle dysfunctions.  Often, they may order a variety of spinal diagnostic procedures to more fully investigate the potential causes of persistent back and neck pain and refer patients to a specialist for further diagnosis and treatment.

Specialists.  There are several areas of specialty medicine that we believe represent target markets for MPR.  They include chiropractors, neurologists, orthopedists, anesthesiologists, occupational medicine physicians, and, physiatrists (physical medicine and rehabilitation), occupational medicine physicians and chiropractors.  All of these specialists have been trained to diagnosis and treat conditions related to the musculoskeletal system.

The MPR test must be prescribed by a certified physician and we believe the cultivation of a physician referral base will be important to the adoption and long-term success of MPR.

Physical and Occupational Therapy.  Physical therapists (or physiotherapists) are primary healthcare professionals who diagnose and treat individuals who have medical problems or other health-related conditions, illnesses, or injuries that limit their abilities to move and perform functional activities as well as they would like in their daily lives.  Their goal as health care professionals is to enhance and restore functional ability and quality of life to those with physical impairments or disabilities, including those with neck and back problems.  A physical therapist is trained extensively on anatomy and the musculoskeletal system resulting in a physical therapist usually being more knowledgeable about musculoskeletal injuries and rehabilitation than a medical doctor.

Occupational therapy primarily focuses on evaluating and improving a person’s functional abilities.  An occupational therapist does not directly treat a person's injury but helps a person optimize their independence and ability to accomplish their daily activities following an injury or in situations of physical impairment.

These specialists are responsible for the management of patients’ rehabilitation programs and make recommendations, suggestions and modification to these plans in direct consultation with both the patient and physician.  We believe the utilization and integration of the MPR assessment report into patient treatment planning and rehabilitation monitoring protocols managed by the therapists would have a profound impact on the pace and level of acceptance the technology achieves in the medical marketplace.

Insurance Companies and Third Party Payers.  The reimbursement policies and practices of insurance companies and other third party payers have a profound impact on the medical diagnostic industry.  Whether they are government sponsored universal health care programs, managed care organizations (HMO, PPO or POS), self-insured employers, workers’ compensation organizations, veteran and military organizations or private pay plans, these insurance entities largely dictate pricing policies for services rendered by practitioners and health care providers which, in turn, will directly affect the MPR technology adoption rate and our growth strategies.

Most developed countries across the globe have national health care programs.  These universal health care systems vary according to the extent of government involvement in providing care and/or health insurance.

There are three basic models for structuring national health care systems: national health insurance (NHI), national health system (NHS) and socialized health insurance (SHI).  In Canada, for example, the national health insurance program is largely financed by the government yet most of the actual care is delivered by private enterprises or private corporations, although most hospitals are public.  Approximately 30% of Canadian health care is paid for by the private sector or individuals.  This funding is directed towards services not covered, or only partially covered by Medicare such as prescription drugs, dentistry, vision care or complimentary medical care.

In Great Britain, the national health system is also financed by the government through taxes and the government manages the infrastructure for the delivery of medical care.  Under such a system the government operates most of the medical institutions and the majority of health care providers, such as physicians, are government employees.

In a socialized health insurance model like the one established in Germany, government- mandated contributions by employers and employees finance health care and private providers deliver health care.  Private, not-for-profit insurance companies, called sickness funds, are responsible for collecting the contributions and paying the physicians and hospitals.

Unlike the countries above, the United States health care delivery system, with exception to the government-financed Medicare and Medicaid, is based on private health insurance companies and private healthcare delivery institutions.  The influence of government-funded Medicare and Medicaid has created a need to use the universal diagnosis and procedure coding systems that have uniform and specific (International Code of Disease) ICD-9XXX and (Current Procedural Terminology) CPT codes.  The private insurance companies have adopted these codes as the basis upon which they will make their payments to healthcare institutions and physicians and are referred to as reimbursement payments for services rendered.  The complexity of this system comes from the need for U.S. insurance companies to develop insurance programs governed by both State and National policies.  This has led to numerous different insurance plans within each insurance company to cover patients in different states with potentially different reimbursement rates.  When one looks across the US and takes into account all of the different insurance companies and Healthcare institutions, the number of different insurance plans and programs, coupled with different reimbursement rates, it creates a very complex market in which to gain adoption of new medical technology.

Regardless of the type of health care program, insurance company or payer, we believe the clinical utility of MPR can support the entire health care continuum in its effort to control direct and indirect costs while enhancing the efficiency, effectiveness and quality of the patient care being delivered.  With this in mind we believe the MPR technology will be strongly embraced by the myriad of insurers and payers financing the delivery of healthcare globally.

Health Care Service Providers.  The health care service provider market will be important to the commercialization success of the MPR technology.  This segment includes hospitals, outpatient care centers, pain management treatment centers, large primary care physician practices, chiropractor offices, multi-specialty practices, rehabilitation and industrial medicine clinics, corporate health and wellness centers and diagnostic imaging centers.  We believe health care service providers will play a critical role in our adoption strategy because it is at these venues that the MPR test will be performed.

The MPR test must be performed by a trained and certified MPR technician.  Prospective technicians include nurses, medical or radiology technologists, EKG techs, physical or occupational therapists, emergency medical technicians and exercise physiologists.

 Regulatory Requirements

United States.  The Food and Drug Administration (FDA) regulates all medical devices manufactured in the United States.  Within the FDA, the Center for Devices and Radiological Health (CDRH) is specifically charged with assuring the public that a device is safe and effective for its intended use.
The level of regulatory scrutiny is determined in good part by the class of a device.  Device classification, which is risk-based and assessed based on the intended use of the device, falls into three classes: Class I, II and III, with Class I devices requiring the least stringent controls and Class III devices requiring the most stringent controls.  All classes of devices are subject to General Controls, which include establishment (manufacturing/assembly site) registration, device listing, labelling, and current Good Manufacturing Practices (GMP) in compliance with the Quality System Regulation.  The FDA does not actually test devices, but through various committees, it reviews pre-marketing applications for devices to assure their safety and effectiveness in accordance with their classification.

For an FDA clearance with a 510K classification, a manufacturer must first demonstrate that the device is “substantially equivalent” to a legally marketed device that has already been classified (known as a “predicate” device).  This is accomplished by submitting a Premarket Notification under Section 510(k) of the Food, Drug, & Cosmetic Act.  If after the 510(k) review the new device is found to be “substantially equivalent” to its “predicate” device, the FDA will allow the sale of the new device.

In February 2011, we filed a 510(k) submission for the MPR System as a new Class II device with the FDA.  While we are confident with the quality of our 510(k) submission, there is no assurance that we will receive approval of our application.

European Union.  The regulation of medical devices in the EU is different than in the Unites States and is guided by three European Commission (EC) Directives.  The main directive, which covers the vast majority of medical devices - including the MPR System - is the Medical Devices Directive (MDD).  The MDD, along with the other two EC Directives, have been enacted into the national laws of each EU Member State, resulting in a legislative framework comprised of literally dozens of medical device laws.

Before a company can sell a medical device within the EU, it must place a CE Mark (CE Marking) on its product.  The CE Mark for medical devices is not a quality mark nor is it intended for consumers.  It is a legally binding statement by the manufacturer that their product has met all of the requirements of the MDD.

We filed an application for the CE Mark for our MPR System in the third quarter of 2010 and we received approval in December 2010.

Canada.  Health Canada, through its Health Products and Food Branch (HPFB), is responsible for medical devices in Canada.  HPFB monitors and evaluates the safety, efficacy and quality of diagnostic and therapeutic medical devices.  All medical devices in Canada are subject to the Food and Drugs Act and its regulations.

Medical devices are categorized into four classes based on the level of risk associated with their use.  Class I devices present the lowest potential risk (e.g. thermometers) and Class IV devices present the greatest potential risk (e.g. pacemakers).  Class II, III and IV devices receive increasingly rigorous reviews, and must be licensed before being sold in Canada.  Class I devices do not require licenses, but manufacturers must ensure that devices are designed and manufactured to be safe, as required by the Medical Devices Regulations.

We filed an application with the HPFB in the third quarter of 2010 and we received approval to sell and market the MPR System in Canada in December 2010.

MPR

MPR is a non-invasive, proprietary technology platform that objectively analyzes muscle recruitment patterns of the neck and back - the coordinated engagement of muscle groups in order to perform specific body movements.  We believe that the MPR test results provide comprehensive information regarding those muscle recruitment patterns that can assist the healthcare professional in the evaluation and treatment of neck and back injuries and illnesses.  The results of an MPR evaluation are presented in a detailed report that we believe provides objective, clinically relevant evidence on the status of underlying biomechanical and neuromuscular integrity, or the overall health of the neck and back.

We believe that the capabilities of the MPR System are unique and that the system addresses an unmet market need for an objective, evidence-based test for the use of physicians and other health care professionals to better assess and manage patients with impaired musculoskeletal function.  We believe the MPR System supports the cost-containment and risk management goals of insurers, workers’ compensation carriers, self-insured employers and managed care providers by providing objective evidence to help control the soaring health care costs associated with neck and back injuries.

It is well understood that the neuromuscular behavior of muscle systems is a generic representation of the underlying integrity of the biomechanical system and its structures.  In other words, specific aspects of muscle behavior can be used as an indicator of overall health or underlying clinical dysfunction of the regions and systems in question. In this way, we believe the MPR System could serve as a ‘lab test’ much like blood pressure or body temperature is an indicator of underlying systemic dysfunction of the various structures and systems involved.

It is these principles that have been incorporated into the MPR test and that form the basis of a unique system that measures the breakdown of the functional relationships between muscles in a given movement.  By comparing the relationships of these muscle interactions, the standardized protocol of movements that makes up the MPR test provides the ability to compare patients to a proprietary reference database of typical muscle activation patterns of able-bodied, pain-free subjects.  When patients replicate the same carefully administered, standardized movements performed by the subjects in the database accurate, reliable comparisons are possible.

The MPR System

The MPR System is a clinical assessment tool that statistically and mathematically analyzes unique aspects of muscle behavior for specific functional movements.  Test results of an MPR assessment are based on the simultaneous measurement of surface electromyography (sEMG) signals produced by neck and back-related muscle groups during the execution of distinct body movements (an MPR Test).  A patient's readings are digitized and processed by a proprietary data analysis system that compares the patient's activation patterns with those produced by able-bodied, pain-free subjects in our proprietary normative database.   The test results can also be used as a baseline measure preceding therapy for tracking the progress of rehabilitation.

The MPR System consists of three integrated components:

•           MPR Data Acquisition Device;
•           MPR Data Analysis System; and
•           MPR Report

The MPR Data Acquisition Device

The MPR Data Acquisition Device consists of a commercially available laptop computer and a recording system equipped with a set of signal amplifiers. The amplifiers are attached to skin-surface electrodes that pick up the electrical signals produced by the underlying muscle groups. Similar recording system and signal amplifiers are available from several suppliers in the market place.

The Data Acquisition Device is controlled by proprietary data collection software developed and owned by ITM.  The software prompts and guides the Technician (operator) in performing the required data collection tasks; it assists patient and operator in the execution of body movements by providing visual and audio prompts; and it provides a real-time graphical display of muscle activity.  With the use of these tools the MPR Technician is assisted in successfully and reliably completing the data collection process and in archiving and transmitting the data for analysis.

The MPR Data Analysis System

The data collected during each MPR test is processed by our computerized Data Analysis System.  Proprietary analytical software, also developed and owned by ITM, is used to assess the quality of the MPR data and, to derive a number of specific metrics used to characterize the patient’s muscle recruitment patterns, which are then compared to the same recruitment patterns of able-bodied, pain-free subjects and/or to previous baseline testing.

The MPR Report

The results of the analysis are presented in an MPR Report, which is electronically transmitted to the referring health care provider.  The MPR Report provides a health care provider with objective evidence that indicates the presence of typical or atypical muscle recruitment patterns, which we believe are indicators of underlying biomechanical integrity and clinical dysfunction.  Therefore, this objective indicator information would be integrated with the clinician’s examination findings and other clinical information for more effective overall decision-making regarding clinical assessment and treatment efficacy.

We will continue to develop and enhance the features and performance of our technology with the goal of introducing new reference data sets based on our core research and development activities.  So, where the current MPR Report provides information identifying the presence and extent of a deviation of an atypical pattern, in the future, it may be possible to specify the nature or particular aspects of an atypical pattern.

MPR - based Clinical Evaluation

MPR is expected to provide objective validation of any underlying relevant clinical (biomechanical) dysfunction.  The results from an MPR test can be integrated with a health care provider’s standard clinical examination to further clarify, confirm and corroborate relevant clinical dysfunctions to objectively evaluate the state of health of a patient.

Sales and Marketing

Overview

We believe today’s global health care environment is very complex, and the development and introduction of a new medical device such as MPR involves not just the regulatory approval process, but also overcoming significant reimbursement hurdles and complex commercial challenges associated with training and educating physicians, rehabilitation therapists, patients and payers.

We believe the traditional delivery of health care, when decision-making was based on the sole discretion of the treating physicians, has evolved toward a more financially based, protocol-driven medical care that is now known as evidence-based medicine.  We believe this new healthcare paradigm has created new and complex relationships between all organizations that populate every point of the health care compass - integrated insurers, self-insured employers, managed care organizations, third party administrators, risk managers, physician networks and health care delivery systems.  We believe complicated new relationships have evolved and must all be considered as part of our marketing effort for MPR.

Marketing Plan

We believe there are two broad markets for MPR under which all other target markets fall.  The two markets are the major medical markets and the workers’ compensation markets.  Additionally, because of the complex relationship and the financial gatekeeper role that they play, we believe insurance companies will require specific and focused attention in our sales and marketing plan.  Our initial target market for MPR is the major medical market because we believe successfully penetrating this market will allow us to reach the largest audience of potential users and referrers of the test.

Major Medical Market

The target markets for MPR within the medical profession include neurologists, orthopedic surgeons, physical medicine and rehabilitation specialists (physiatrists), occupational medicine practitioners (OccMed), primary care physicians (GPs) and physical and occupational therapists.

For MPR to be broadly adopted within our targeted markets there are three objectives we believe we must achieve:

1.	We intend to validate the clinical effectiveness and economic value of MPR through independent clinical studies with publication of the results in one or more peer-reviewed journals;

2.
We will provide focused reimbursement resources to support medical professionals as they integrate the MPR procedure into their practice to help establish reimbursement levels for tests they perform; and,

3.
In addition to the reimbursement support, we believe our education on the clinical efficacy and value will allow clinicians to effortlessly integrate the MPR findings into their clinical processes enabling them to make decisions on their more challenging cases with stronger objective findings.

In support of the first objective, our clinical strategy calls for two independent clinical studies of MPR.  We expect these studies to begin in 2011 and to continue into the future as we seek additional ways to strengthen our clinical performance.  Our first study will be conducted in the United States and is scheduled to begin in the second quarter of 2011 with a targeted completion date in the fourth quarter.  This pilot study will be a blinded, single-center clinical study to evaluate the use of MPR as an adjunct to the clinical assessment of neck and back pain of musculoskeletal origin.  Following the completion of the pilot study, we intend to initiate a formal, multi-national, multi center pivotal outcome study.  The study will be designed to validate the hypothesis that by using an MPR assessment, clinicians can objectively distinguish between a neuromuscular system that is producing normal muscular recruitment patterns versus a system that has neuromuscular dysfunction associated with its muscle recruitment patterns.  In addition, the system will be used to monitor the rehabilitation process to validate the effectiveness of treatment.  Patient recruitment for the pilot study is expected to begin following the raising of additional funds.

We believe successful completion of our clinical trial program will allow us to receive regulatory clearance in all our major markets.  Concomitantly, we believe our studies will also provide us with the necessary data for the preparation and submission of independent scientific papers to peer-reviewed journals and the participation in selected scientific and medical conferences.

Following the pivotal outcome study, we intend to use the recognition and influence of our Medical Advisory Board members to assist us in establishing awareness of our MPR methodology with the professional societies such as the Neurological Society of America, the American Academy of Neurology, the American Association of Neuromuscular and Electro-diagnostic Medicine and the American Physical Therapy Association.

We anticipate target marketing will follow from industry and trade awareness campaigns to specific executions directed at key customers and customer segments.  We expect individual physicians and physical therapy and occupational health clinics involved in workers’ compensation will be an early initiative under our marketing plan.

The workers’ compensation system is a legally driven medical delivery system and we believe that many physicians do not wish to become involved in litigated matters and defer such cases to those specialists who are familiar with the compensation laws. It is this latter group of health care providers who take care of the overwhelming majority of such cases.  The specialties of occupational medicine, physical medicine and rehabilitation (physiatry) and physical therapy are the most common care providers to the injured worker.  It is to these groups of providers that we will initially concentrate our efforts.  Through publications in medical journals, presentations at national medical conferences, lectures at smaller local medical societies and hospitals, discussions with selected teaching hospitals and universities, and the writings and endorsements of the members of our Medical Advisory Board members, we believe we can appropriately present the MPR technology to a wide audience of users.  As the members of a medical community tend to speak freely amongst themselves about emerging technologies, we believe we can also expect a greater awareness of MPR from simple doctor-to-doctor word of mouth.

We believe that as the awareness of the MPR technology increases, it will be easier for a physician to request a test just as they can request an x-ray or an MRI.  Through the MPR test results, we believe rehabilitation specialists can communicate more effectively with the treating physician regarding the patient’s treatment plan and their recovery progress.  Given the nature of the MPR test the physician can repeat the test for the injured patient to track the progress and impact of the prescribed treatment plan.  This follow-up testing allows the physical or occupational therapist to monitor more closely a patient’s progress during their rehabilitative recovery phase and assist them in bringing that case to closure.

At approximately the same time, we expect to contact and begin all of the necessary activity to join with other high-profile providers of healthcare and work with them as beta-sites to help spread the word and independently demonstrate the benefits of the MPR technology in the diagnosis and treatment of back and neck injuries.

Discussions have already begun with healthcare providers and large key national employers and insurers in North America and Europe.  They have all indicated their interest and intention to become involved with us both as users and buyers of the MPR services upon completion of the clinical studies and with our FDA clearance, if obtained.

Finally, through these collaborative relationships we believe that we will soon thereafter generate the clinical support and economic data necessary to obtain reimbursement for the test.  We believe obtaining reimbursement for MPR will promote and facilitate a more rapid and extensive building of awareness and utilization of the MPR technology.  This achievement will be essential to meeting the second condition in obtaining acceptance by the medical profession.

Workers’ Compensation

History and Overview

In the United States most states require employers to purchase insurance for their employees from a Workers' Compensation insurance company - also called an insurance carrier. In some states, larger employers who are clearly solvent are allowed to self-insure or act as their own insurance company, while smaller companies (with fewer than three or four employees) are not required to carry Workers' Compensation insurance at all. When a worker is injured, his or her claim is filed with the insurance company - or self-insuring employer - who pays medical and disability benefits according to a state-approved formula.

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

There are many players involved in the many facets of the implementation of the Workers' Compensation system. They include:

•	the medical profession in the broadest definition of 'medical';

•	insurance companies;

•	employers and employer organizations;

•	injured workers;

•	labor unions and workers' organizations;

•	attorneys and their organizations; and

•	the state agencies that regulate and implement the Workers' Compensation program.

We believe all of the players are in some way linked to each other under the Workers' Compensation system, and we believe each stakeholder represents a distinct market for MPR and requires a unique marketing approach. The one common element, however, that underscores each of these markets is that to be successful, we believe MPR must gain the acceptance of the medical profession and the insurance companies.

Variations of Workers’ Compensation systems exist in Canada and most European countries. It is our intention to focus our immediate sales and marketing efforts on those entities that support Workers’ Compensation organizations in the countries we he have targeted for product launch in 2011.

Insurance Companies and Payers

Addressing the needs of the insurance companies will be one of the other prime focuses of our marketing plan. Their reimbursement policies and practices may have a profound impact on our methods of distribution, our growth strategy and ultimately on our revenues because their reimbursement procedures largely dictate the pricing policies for our product. We believe that by addressing the needs of the insurance companies, we are also addressing the needs of the medical professionals who can use MPR.  Third party payers can be very controlling and onerous for physicians to deal with on a day-to-day basis and if we are successful in establishing clear reimbursement policies for MPR, we believe physicians will be more likely to use the test because they may be saved the aggravation of fighting the insurance company over billing and payment for the test.

When billing insurance companies for services like MPR, health practitioners use reimbursement codes. Reimbursement claims require the use of a coding system: one that identifies the patient's disease or medical condition and another that describes the procedures, services or supplies a practitioner provides to their patients.
In today’s health care environment, payers, whether private or public, domestic or international, are increasingly sophisticated and rely more and more upon specific clinical evidence, health care outcome data and economic value to drive the reimbursement (coverage/payment) process.

Reimbursement policies for medical technology are also highly complex and vary from country to country based on the type of health care system in place. These reimbursement policies continue to change as countries reform and restructure their healthcare provision.  Often reimbursement is used politically, as a means of price curbing and managing access to technology, which leads to frequent overhauls of the systems in an attempt at achieving the best value for money.

Increasingly, health-care policymakers want scientific, technological and economic evidence before classifying a new technology such as MPR as reimbursable. Although it is important to ensure that new medical devices are superior to conventional treatments, due to short-sightedness in certain assessment mechanisms and limited availability of clinical trial information, the reliability of estimates of the efficacy and cost-effectiveness can be questioned. As health technology assessment procedures are centralized, it becomes ever more important that coverage decisions regarding new medical devices are made on sound, robust criteria and that they include the full economic benefits to the patient, to the health-care system and to society. As pressure on health-care funding mounts, reimbursement policy, in particular, is being refocused to target the contrasting objectives of health-care expenditure containment and support of innovation.

These circumstances dictate that for a medical technology company like ours to be successful, it must devote significant time and resources to keeping abreast of the latest market developments while devising and implementing strategies to best address the changing requirements of the health care continuum.

In the United States the process for requesting a new reimbursement (CPT) code is well defined by the American Medical Association which has developed a formal process for evaluating coding suggestions for products like MPR. In the past, MPR has been reimbursed under a general CPT code for “Alternative Neuromuscular Disorders” (Code #95999).  To obtain broad acceptance of the MPR System with insurance companies and other third party payers, we believe it may be necessary to obtain a more specific CPT code for the test than Code #95999.  To help us achieve this goal, we are working with a leading specialized consulting firm that provides financial and regulatory services to companies that operate in regulated industries.

If we are successful in obtaining a CPT code for MPR, the marketing emphasis with the insurance companies is likely to shift from proving the safety and effectiveness of MPR to demonstrating the economic benefits associated with using the test to identify and treat muscle dysfunction of the back and the neck. We believe this shift can be accomplished through one or more independent cost/benefit studies which we plan on beginning after the current clinical studies have been completed.

We believe the value of these cost/benefit studies to us is great because insurance companies are also playing an increasingly important role as prescribers. And because we believe MPR has the potential to control direct medical costs and indirect costs such as lost time, disability claims, and litigation expenses, we believe that MPR will be well received by insurers who have the potential to become a major source of referrals, particularly in the Workers’ Compensation market. The cost of these studies is expected to be less than those associated with the current clinical studies and may be absorbed by one or more potential customers.

MPR’s market success, in large part, will depend on whether or not we are successful in securing adequate reimbursement levels for the technology’s clinical use.  To this end we are evaluating commissioning similar reimbursement and independent cost/benefit studies in Canada, the Netherlands, Germany, United Kingdom, France, Italy and Spain.

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

Self-insurance, in the context of Workers’ Compensation, is a program under which an employer assumes the risk for the vast majority of its Workers’ Compensation liabilities, and purchases some form of excess, or stop-loss coverage, designed to protect the employer from catastrophic losses. We will initially focus our sales and marketing efforts with those employers where we believe the MPR System’s strengths and economic advantages are most easily recognized and quantified.  Some of these employers include previous users of MPR.

We will also target specific employers where MPR has the ability to serve as an occupational health assessment tool that we believe can be used not only to reduce the overall cost of healthcare and healthcare insurance but also as an assessment tool to prevent back injuries in those employees who may have a pre-existing condition. Examples of these employers include those companies working in the automobile manufacturing sector, airlines, ground transportation and heavy manufacturing.

Health Care Plan Administrators will also be targeted. These large organizations provide services to public and private self-insured employers. In their role to manage private plans, they can influence care strategies and/or treatment selection criteria, and they may have authority to commit funds for evaluation and treatment. Most of them have financial incentives to contain costs and limit payers' exposure related to ongoing treatment and disability.

Other target markets include firms servicing insurance companies, third-party plan administrators for self-insured employers, and risk and case management companies. We plan on targeting the medical care providers that service these markets such as hospitals, rehabilitation clinics, corporate health and wellness centers, industrial medicine clinics, diagnostic imaging centers, and physical therapy practices.  We feel this second group is also an important component of our strategy because, in addition to its capacity to prescribe MPR, it may serve as a delivery vehicle for the test.

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

We also believe that the MPR technology can have a significant impact on the cost containment related to the conservative management of neck and back patients in the rehabilitation industries. The large increase in the cost of treatments over the last decade has resulted in more and more reimbursement being based on capitation. Under capitation systems and many government-managed, universal health care systems, health care providers are awarded a fixed maximum in their fees for services. At this time, we believe there are no known objective measures that can monitor if a patient needs more treatment or not. We believe we can provide this objective evidence, and we are planning to build relationships with major national rehabilitation organizations that we believe will result in the establishment of best care practices for the delivery of back and neck rehabilitation protocols.

On a domestic and international level we expect to enter into agreements with national and regional medical product distributors to reinforce the sales and marketing of MPR, and to act as service providers to their customers and to other strategic partners. We believe that developing longer sales cycle opportunities will be accomplished through more comprehensive strategic marketing and foreign and domestic partnerships. We anticipate that this combination of efforts will establish the product awareness and acceptance.

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

In September 2010, we received ISO 13485 certification for the production and sale of surface electromyography (sEMG) diagnostic devices for clinical use.  As a result of this certification, we currently perform the final assembly of the MPR Data Acquisition Device, which includes software installation, system configuration, and final system testing.  The MPR software is produced and released by us and we are currently responsible for first-line service, including software support.  Individual equipment is serviced by their corresponding manufacturers.

The MPR Data Analysis System (central application server and related software) is configured, maintained, and operated by us.

Patents

Our technology is protected by the following patent:

Patent	Information	Dates	Status	US Serial	Expiration
Muscle Pattern Recognition	Full application	August 2001	Approved	6,280,395	January 2020

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

Employees

We have thirteen full-time employees including six research and development employees, two medical and clinical employees who devotes a portion of their time to research and development activities, one sales and marketing employee and four administrative employees.  Five of our employees are members of management.  To the best of our knowledge, we are in compliance with local prevailing wage, contractor licensing and insurance regulations. None of our employees is represented by any collective bargaining agreement, and our relationship with our employees is good.

We also engage independent consultants on an “as needed” basis as this provides us with the flexibility to access certain skill sets for short periods of time.

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

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease approximately 200 square feet of office space at 17011 Beach Boulevard, Suite 900, Huntington Beach, California, 92647 pursuant to a month-to-month lease.  We paid $24,017 under this lease in 2010.  The rent is subject to adjustments every six months.

We lease approximately 300 square feet of office and clinical space at 5250 Commerce Drive, Suite 200, Murray, Utah 84107 pursuant to a month-to-month lease.  We paid $32,065 under this lease in 2010.

We lease approximately 1,691 square feet at 2075 rue University, Suite 1600, Montreal, Quebec, H3A 2L1, Canada pursuant to a Lease Agreement with 637635 N.B. Ltd. commencing February 1, 2010 and expiring March 31,2012.  Our monthly lease payments are $3,135 and we paid $30,824 under this lease in 2010.

From January to September 2010, we leased an apartment in Montreal, Canada for $10,600.

Item 3.	Legal Proceedings.

Nothing to report.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters, and Issuer Purchases of Equity Securities

 Market Prices
Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) administered by the Financial Regulatory Authority (FINRA) under the symbol IMSU.OB, as well as the Pink Sheets under the symbol IMSU.PK.  Stocks traded on the OTCBB and Pink Sheets are usually thinly traded, highly volatile, and not followed by analysts.  Investors in our common stock may experience a loss or liquidity problem with their share holdings.  The following table gives the range of high and low bid information for our common stock in 2009 and 2010.  The source of the data is Finance 500, Inc. and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2010	Low Bid	High Bid
First Quarter	$0.08	$0.35
Second Quarter	$0.21	$0.36
Third Quarter	$0.25	$0.50
Fourth Quarter	$0.29	$0.54

Fiscal Year 2009	Low Bid	High Bid
First Quarter	$0.20	$0.50
Second Quarter	$0.25	$0.43
Third Quarter	$0.17	$0.35
Fourth Quarter	$0.15	$0.25

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state.  A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state.  Presently, the Company has no plans to register its securities in any particular state.  Further, the Company's shares are subject to the provisions of Section 15(g) and Rule 15g- 9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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

Holders

There were 227 holders of record of our common stock as of April 13, 2011.

 Dividends

The Company has never paid cash dividends and the Board of Directors has no present intention to pay dividends for the foreseeable future.

Issuer Purchases of Equity Securities

The Company has not purchased any equity securities.

Recent Sales of Unregistered Securities
For a summary of the terms and conditions of the warrants discussed in this section, see Note 8 of Notes to Financial Statements included in this Report.

During the year ended December 31, 2010, we sold to Revox Ventures, Ltd.: (i) 6,000,000 shares of common stock; (ii) 4,000,000 Series F-1 Warrants; (iii) 2,000,000 Series F-2 Warrants; (iv) 1,000,000 Series F-3 Warrants; and (v) 1,000,000 Series F-4 Warrants.  We received total proceeds of $2,200,000 from the sale of these securities.   These issuances were exempt from registration under Section 4(2) of the Securities Act of 1933 (the “Securities Act”) as a transaction not involving a public offering and Regulation S of the Securities and Exchange Commission.   We issued to two individuals an aggregate of 2,500,000 shares of common stock as finders’ fees for these sales.

In April 2011, the Company received a demand from Revox for the issuance of additional shares of common stock and a reduction in the exercise price of certain of the warrants that it had received.  Revox based this claim on the issuance by the Company of shares of common stock at a price lower than the price being paid by Revox for certain of its shares.  Under the Stock Purchase Agreement with Revox, the Company has agreed that subject to certain conditions, if it issues shares for cash for financing purposes at prices less than the shares then being sold to Revox, Revox is entitled to the lower price for all of the shares purchased during that phase of the agreement, and that the exercise prices of warrants and purchase price for shares in later phases are proportionately reduced.  The Company disputes Revox’s claim, and the Company and Revox are presently engaged in discussions regarding the claim.  If Revox were to prevail on its claim, the Company believes that: (i) it would be obligated to issue to Revox approximately 702,703 additional shares of common stock; (ii) the exercise prices of approximately 8,000,000 warrants that Revox holds would be reduced by 26%; and (iii) the p the purchase price for shares in Phase II under the stock purchase agreement (should Revox elect to participate), and the exercise of the related warrants, would be reduced by approximately 26%.

In July 2010, we issued to Frans Berndsen 500,000 shares of common stock and 1,000,000 Series E Warrants upon conversion of outstanding debt to Mr. Berndsen in the amount of $347,843.  This issuance was exempt from registration pursuant to Section 3(a)(9) of the Securities Act, as no commission or remuneration was paid in connection with the exchange.

During the fourth quarter of 2010, we issued a total of 336,428 shares to three vendors for services rendered.  The services were valued a total of $157,495.  These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving any public offering.  The Company did not use any general solicitation or advertising in connection with the sales and each vendor represented that it was an accredited investor, acquired the shares for its own account for investment purposes only and understood the shares were not registered under the Securities Act and the related restrictions on transfer and the securities were legended.

In December 2010, we issued 300,000 units to one individuals for $0.37 per unit or a total of $100,000.  Each unit consisted of one share of common stock and one Series F-2 Warrant.  This issuance was exempt from registration under the Securities Act pursuant to Regulation S because the offer no directed selling efforts were made in the United States, the purchaser was not a U.S. person, the purchaser represented that it understood the securities were not registered under the Securities Act and the related restrictions on transfer, and the securities were legended.

In December 2010, we issued 410,000 units to three individuals for $0.37 per unit or a total of $150,000.  Each unit consisted of one share of common stock and one Series G-4 Warrant.  This issuance was exempt from registration under the Securities Act pursuant to Regulation S because the offer no directed selling efforts were made in the United States, the purchaser was not a U.S. person, the purchaser represented that it understood the securities were not registered under the Securities Act and the related restrictions on transfer, and the securities were legended.

On July 7, 2010, we issued to Frans Berndsen 1,000,000 Series E common stock purchase warrants for converting debt ($125,000) to common stock.

During 2010, we issued 675,675 Series F-2 common stock purchase warrants and 405,405 Series G-4 common stock purchase warrants in connection with private placements.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

Plan of Operations

In the next 12 months, we anticipate reaching a number of clinical, regulatory and commercial milestones.  They include:

•	completing an international, multi-center Outcome Study;

•	obtaining clearance from the FDA to begin marketing and sales of the MPR System in the U.S.;

•	sign one or more distribution deals for the MPR System in North America and/or Europe; and,

•	begin sales in North America and Europe.

There are many challenges that we will encounter as we build our business.  To meet these challenges, we believe it is important to assemble a team of experienced healthcare executives and medical opinion leaders to work with us to carry out the business and marketing plans of the Company.  We also believe that to be successful in the development and commercialization of the MPR System, we must not only meet the milestones discussed above, but we must also:

•	Develop an awareness of MPR with physicians, employers, insurance companies, HMOs and other potential users of the MPR System;

•	Establish strong clinical and financial evidence of the key MPR value propositions through formal clinical studies representing our two target markets: North America and Europe;

•	Develop a template for consistent usage patterns of MPR in key reference accounts;

•	Establish a Reimbursement Support Services Team to assist our customers in their submissions for insurance reimbursement during the early stages of MPR market adoption;

•	Form relationships with key strategic partners with access to insurers, self-insured employers and other health care organizations that could use the MPR System;

•	Establish MPR in selected key reference accounts in geographic markets throughout Europe and the U.S., creating a delivery system to perform the tests as and where needed; and,

•	Form corporate alliances for the development, sales and marketing of MPR in a number of important yet opportunistic foreign markets that do not currently fall within our targeted geographic markets.

Funds currently available to us will not be adequate for us to complete these programs.  We had $983,292 cash on hand as of December 31, 2010.  We are in the development stage and have not earned any revenue since our inception.  Therefore, we will need to raise additional funds in order to fully implement our business plan.  However, there can be no assurance that we will be successful in raising such additional funds on favorable terms if at all.  Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

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

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our core research and development activities.  Eight of our thirteen employees and one of our three independent consultants currently devote at least a portion of their time to our research and development activities.  We anticipate increasing levels of resources will be dedicated to research and clinical development in the implementation of our business strategy within the next 12 months.

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

Long Lived Assets

Long-lived assets (primarily furniture and equipment and patents) are reviewed annually for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

Research and Development Costs

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with ASC 730, “Research and Development”.
Share-based Compensation

We have adopted the provisions of ASC 718 and have measured compensation cost related to stock options issued to employees at their fair value using the Black-Scholes method.  Share-based payments issued to persons other than employees is also reflected in the financial statements at fair value computed using the Black-Scholes method.

Results of Operations – Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues

We had no revenues in 2009 or 2010.

Research and Development Expenses

Research and development expenses increased to $483,592 in 2010 from $134,504 in 2009 due to increased activity related to the further development of the MPR System and the testing of the system to support our regulatory filings in North America and Europe.

We expense our research and developments costs as incurred.  Research and development expenses consisted of costs associated with the design, development, testing, and enhancement of the MPR System.  In January 2010, we signed a 5-year Research and Development Agreement with Salus Research, Inc., a Canadian-based contract research company, to carry out the majority of the R&D work related to the development and commercialization of the MPR System.  The primary costs associated with the Salus Research agreement and our own internal R&D works are salaries, consulting fees and non-recurring software development costs. See Note 1 of Notes to Consolidated Financial Statements.

Medical and Clinical Expenses

Medical and clinical expenses consisted of costs associated with the clinical study of the MPR System.  The primary costs are salaries, consulting fees, clinical trial protocol development costs and clinical research organization costs.  Medical and clinical expenses increased to $252,457 in 2010 from $181,500 in 2009.  The increase from 2009 to 2010 is primarily due to the clinical trial at the Utah Spine and Joint Center that was completed in the third quarter of 2010.

General and Administrative Expenses

General and administrative expenses increased to $3,148,797 in 2010 from $2,612,279 in 2009 primarily due to an increase in all areas of operation of the Company.  We received $2.56 million in new funding in 2010 that allowed us to continue the development and clinical research of the MPR System, including the completion of a 600-patient research study.  The funds also allowed us to complete the work that led to our ISO 13485 Certification for quality standards, and approval of the MPR System in Europe and Canada.

Expenses related to the issuance of common stock and warrants for services decreased from $1,816,536 in 2009 to $1,665,021 in 2010.  In July 2010, the Company agreed in to convert $125,000 in promissory notes from Frans Berndsen, one of its shareholders and an Affiliate, into common stock and warrants.  This conversion resulted in a loss on extinguishment of debt of $75,000.  The difference between the face value of Mr. Berndsen’s loan and the fair value of the common stock ($200,000) was treated as compensation and included in general and administrative expenses.   The fair value of the warrants given to Mr. Berndsen for the same transaction was $272,843, which is also included in general and administrative expenses.  Mr. Berndsen and Wim Peters, a Director of the Company, received one million two hundred and fifty thousand (1,250,000) shares of common stock each as service fees for the Revox Ventures financing completed during 2010.  This resulted in a general and administrative expense of $1,025,000 for the year ending December 31, 2010.

Interest Income and Expense

The interest expense for the year ended December 31, 2010 decreased to $22,101 as compared with $484,255 for the year ended December 31, 2009 primarily due to the conversion of much of our short-term borrowings to common stock in 2009.  Interest paid in cash decreased to $19,192 in 2010 from $74,898 for 2009.

Financial Condition, Capital Resources and Liquidity

We are in the development stage and have not earned any revenue since our inception.  These factors have caused our auditors to express substantial doubt as to our ability to continue as a going concern.  During the years ended December 31, 2010 and 2009, we incurred a net loss of $3,908,668 and $3,413,454, respectively.

At December 31, 2010, we had cash on hand of $983,292.  We utilized cash of approximately $1,734,290 in the period ended December 31, 2010 compared to $483,732 for the same period ended December 31, 2009. The cash used in operating activities in 2010 is higher than 2009 due to the resumption of our research and clinical programs, the work that was required for our ISO 13485:2003 certification and the work that was required to file for commercial approval of the MPR System in North America and Europe.  We have funded our operations primarily through private placements of equity securities. In 2010, we raised gross proceeds of approximately $115,515 from loans from related parties and $2,450,000 from the issuance of common stock.

We expect that we will require approximately $3.0 million of cash for operating activities in 2011.  This is due primarily to the work required to complete the analytical work of the MPR software, the completion of the clinical trial program and the work associated with our regulatory filings.  As of April 14, 2011 we current have approximately $275,000 which we expect to last us 60 days before we will require additional funds.

We will need to raise additional capital  to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish.  If we are unable to raise additional capital, it will be necessary for us to significantly reduce expenses to stay in business.  In addition, any new equity or debt financing that we secure may not be available to us at prices that would be acceptable.  Our failure to reduce expenses or obtain necessary financing could impair our ability to stay in business. See “Risk Factors -- We may need to raise additional capital in the future, but that capital may not be available.”

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

We have a dispute with a large shareholder.

In April 2011, the Company received a demand from Revox for the issuance of additional shares of common stock and a reduction in the exercise price of certain of the warrants that it had received.  Revox based this claim on the issuance by the Company of shares of common stock at a price lower than the price being paid by Revox for certain of its shares.  Under the Stock Purchase Agreement with Revox, the Company has agreed that subject to certain conditions, if it issues shares for cash for financing purposes at prices less than the shares then being sold to Revox, Revox is entitled to the lower price for all of the shares purchased during that phase of the agreement, and that the exercise prices of warrants and purchase price for shares in later phases are proportionately reduced.  The Company disputes Revox’s claim, and the Company and Revox are presently engaged in discussions regarding the claim.  If Revox were to prevail on its claim, the Company believes that: (i) it would be obligated to issue to Revox approximately 702,703 additional shares of common stock; (ii) the exercise prices of approximately 8,000,000 warrants that Revox holds would be reduced by 26%; and (iii) the p the purchase price for shares in Phase II under the stock purchase agreement (should Revox elect to participate), and the exercise of the related warrants, would be reduced by approximately 26%.

We have a limited operating history and no revenues.

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

During the years ended December 31, 2010 and 2009, we incurred a net loss of $3,908,668 and $3,413,454, respectively, and had $983,292 cash on hand as of December 31, 2010 and an accumulated deficit of $14,666,271. We are in the development stage and have not earned any revenue since our inception.  Due to the foregoing facts, our auditors have expressed their doubt as to our ability to continue as a going concern.  Current funds available to us will not be adequate for us to complete our clinical program.  Therefore, we will need to raise additional funds in order to fully implement our business plan.  However, there can be no assurance that we will be successful in raising such additional funds.  Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

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

We currently hold one United States patent on the MPR technology.  While we believe that we have a proprietary position for our product, we believe that our ability to be successful will be contingent on our ability to protect the MPR technology, its future developments and its know-how.  There can be no assurance, however, that this patent will provide substantial protection of the MPR technology or that its validity will not be challenged.  We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights.  While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so.

We presently have no patent protection of the MPR technology outside the United States.

We have only developed a single product and we have not made commercial sales of that product.  The failure of such product to achieve market acceptance would result in our having to raise additional funds for research and development for new products.

Since our incorporation, we have been involved in the research and development of a single product: the Muscle Pattern Recognition System.  The MPR System uses patented technology to analyze muscle function in the back and neck.  To date, we have achieved no sales of this product and it has yet to achieve market acceptance.  Unless we are able to successfully market the MPR System, we will need to raise additional funds to engage in the research and development of new products. We may be unable to raise additional funds on terms acceptable to us, if at all. We have a limited operating history and will continue to incur costs in launching our products.

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

As of the date of December 31, 2010, our directors and executive officers owned or controlled an aggregate of 12,978,003 shares, or approximately 35.4%, of our outstanding common stock.  Because of the large percentage of stock held by our directors and executive officers, these persons could influence the outcome of any matter submitted to a vote of our stockholders and resist any takeover bids, thereby precluding our stockholders from receiving a premium bid price on their common stock.

The loss of our executive officers and certain other key personnel could hurt our business.

Our success wholly depends upon the personal efforts and abilities of our executive officers, Steeve Asselin, Warren Baker, Wayne Cockburn, Alan Goldman and Karl Wolcott.  The loss of or unavailability of the services of any one of these individuals would have a material adverse effect on our business prospects and/or potential earning capacity.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933 (the Securities Act), subject to certain limitations.  In general, Rule 144 permits the unlimited sale of securities by our stockholders that are non-affiliates that have satisfied a six month holding period and affiliates of our Company may sell within any three month period a number of securities that does not exceed 1% of our then outstanding shares of common stock.  Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have material adverse effect on the market price of our securities.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements.

Our audited financial statements are included after the signature page of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A	Controls and Procedures.

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

Based on its assessment, management has concluded that iTech Medical maintained effective internal control over financial reporting as of December 31, 2010, based on criteria in “Internal Control - Integrated Framework” issued by the COSO.

Change in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Nothing to report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

 Directors and Executive Officers

The name, initial year of service as director, age, and position or office of each of our directors and executive officers is as follows:

Name	Director Since	Age	Position

George Angelidis	2003	65	Chairman of the Board and Director

Warren G. Baker	2011	58	Chief Executive Officer, President, Chief Operating Officer and Director

Wayne D. Cockburn	2003	54	Chief Financial Officer and Director

Craig Lunsman	2007	64	Director

Donald Paterson	2003	78	Director

Wim Peters	2010	59	Director

Alan J. Goldman, MD		64	Vice President, Clinical and Medical Affairs

Steeve Asselin		48	Vice President, Research and Development

Karl Wolcott		48	Vice President, Sales and Marketing

George D. Angelis.  Mr. Angelidis is an independent healthcare consultant.  From 1998 until 2008, Mr. Angelidis was the President of Hospital Network, Inc. (“HNI”), a partnership initially consisting of 6 Michigan-based hospitals.  During his tenure, Mr. Angelidis expanded HNI to 17 hospitals by adding 11 new hospital members and structuring a new entity, Hospital Network Healthcare Services L.L.C.  He was directly responsible for the company's mobile MRI, bone density and TUMT services, mobile Occupational Wellness, and Medical Waste Disinfection programs. Additionally, the Network provided medical record scanning and archiving under Mr. Angelidis, and was a regional PACs archiving service, and a member Telehealth service.  Mr. Angelidis also managed three affiliated ventures for the fifteen healthcare partners.

Prior to joining HNI, Mr. Angelidis spent eighteen years with Eastman Kodak Company where his most recent position was Senior Technical Sales Representative for the Health Sciences Division.  Mr. Angelidis spent time with Picker International in Cleveland, Ohio as their Regional Sales Manager, Manager Group Accounts and Zone Sales Manager and was responsible for over five hundred million dollars in annual sales.

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

 Warren G. Baker.  Mr. Baker has been our President since February 2011 and our Chief Executive Officer since March 2011.  From  January 4, 2004 to June 30, 2006 , he was Chief Operating Officer of Advanced Research Technologies (ART) of Montreal, Quebec where he lead the development and commercialization of their optical imaging technology for the identification and diagnosis of breast cancer and identification of optically tagged biomarkers in preclinical pharmaceutical studies.  Prior to that, Mr. Baker was President and Chief Executive Officer of Electromed Imaging, a global leader in cardiac image information management systems, where he first joined as Chief Operating Officer in 2002.  During his work with both ART and Electromed Imaging, Mr. Baker was responsible for the strategic acquisition and integration of both new intellectual property and the merger of synergistic global business organizations.

Wayne Cockburn.  Mr. Cockburn has been our Chief Financial Officer since he joined the Company in 2003, and was our President from 2003 to February 2011 and our Chief Executive Officer from 2003 to March 2011 ].  From 2000 to 2003, he was an executive officer with MPR Health Systems.  From 1995 to 1999, Mr. Cockburn was Vice President, Business Development for Lorus Therapeutics, a public biotechnology company.  Mr. Cockburn’s background includes strategic planning, corporate finance, corporate partnering, corporate governance and mergers and acquisitions.  Mr. Cockburn has served on the board of directors of several private and public companies.  Mr. Cockburn currently serves on the board of directors of MPR Health Systems, Inc.

Craig Lunsman.  Mr. Lunsman has been the President of William Jamieson Group, LLC, a consulting group that provides securities valuation and corporate advisory services to public and private small cap companies, since he founded the company in 1993.   Prior to that, Mr. Lunsman was a co-founder and principal in Houlihan Valuation Advisors, Inc., a company specializing in providing services related to business valuations, fairness opinions and other valuation and economic issues.  Mr. Lunsman received his BS from the University of Southern California in 1970 and graduate work for his MBA and has been involved in providing strategic planning, financing and other corporate advisory services since that time.  He has served as an Expert Witness on business valuation and other related financial matters in California and other states, and has also testified before the Internal Revenue Service relative to valuation matters.  He has been a member of the American Society of Appraisers, San Francisco Chapter and has been a published author and a frequent speaker on issues relating to business valuation.  As an outside director, Mr. Lunsman acts as Chairman of the Company's Audit Committee as well as serve on each of the Compensation and Corporate Governance Committees.

Donald W. Paterson.  Mr. Paterson has been President of Cavandale Corporation, a company principally engaged in providing strategic corporate consulting to emerging growth companies within the technology and healthcare industries, since 1986.  Prior to founding Cavandale Corporation, Mr. Paterson was a Director and Vice-President of Wood Gundy Inc., a Canadian investment bank, from 1982 to 1988, where he was directly involved in leading the firm’s activities in financing Canadian and international high technology companies.  Mr. Paterson currently serves on the board of directors of Utility Corp and  New Growth Inc..

Wim Peters.  Mr. Peters has been the Chief Executive Officer of Merlot, b.v. and real estate holding company in Wijchen, the Netherlands since 1996.   From 1973 to 2007, he was the Chief Executive Officer of Stako B.V., a Dutch company he founded that develops and manufactures large-scale, automated welding and cutting systems for the international market. Mr. Peters graduated from the Eindhoven University of Technology in 1972 with a degree in Mechanical Engineering.

Alan J. Goldman, M.D.  Dr. Goldman joined the Company in 2003 and serves as Vice President, Medical and Clinical Affairs.  Prior to joining the Company, Dr. Goldman was a practicing Board Certified neurologist for 32 years and an Associate Clinical Professor of Neurology at the University of California (Irvine).  Through his practice, Dr. Goldman attained extensive experience with work-related injuries.  He served as a neurology consultant to numerous insurers and served for four years on the Medical Advisory Board of Blue Cross.  Dr. Goldman serves as an expert witness in workers’ compensation and general liability litigation matters and in 2008 was appointed as a Medical Panel Chairperson for the State of Utah Labor Commission.  His workers’ compensation appointments include Independent Medical Examiner for the State of California in 1990, Qualified Medical Evaluator, State of California in 1991 and Agreed Medical Evaluator, State of California in 1992.  Dr. Goldman is also a member of the American Academy of Neurology, the California Medical Association, the Utah Medical Association and a Past-President of the Orange County Neurological Society.

Steeve Asselin.  Mr. Asselin joined the Company as Vice President, Research and Development in 2003.  From 2000 to 2002, Mr. Asselin was the Director of the Biomechanics Lab at HealthSouth Inc., where he was responsible for the development of the Biomechanics Lab at HealthSouth to enhance and support the clinical programs and services of the company.  From 1994 until 1999, Mr. Asselin was Research Coordinator at Spinex Medical Technologies.  From 1992 until 1994, Mr. Asselin was Director, Clinical and Spinoscopy Affairs with a physician group in Boston, Massachusetts.  From 1989 to 1992, Mr. Asselin was a Research Assistant at Spinex Medical Technologies.  Mr. Asselin is coauthor of six scientific publications dealing with back injuries and back function and author and/or coauthor of approximately 30 scientific abstracts.

Karl Wolcott.  Mr. Wolcott joined the Company in 2010 as its Vice President, Sales and Marketing .  Mr. Wolcott is an accomplished sales and marketing executive with proven success in driving dynamic growth for global companies including Marconi Medical Systems, a Phillips Medical Group company, a $1.6B manufacturer / marketer of medical imaging equipment and distributor of imaging supplies and accessories.

As Corporate Vice President, Business Development and Integrations, Wolcott led a multi-disciplinary team to evaluate growth opportunities for new Information Technology product and service offerings to complement core business product portfolio.   As Vice President and General Manager, Health Care Products Division, a $535M, nine hundred employee business-unit, Wolcott was directly responsible for all business operations including two manufacturing plants as well as selling and distributing imaging supplies, accessories, ancillary capital equipment, and image management products.

Other prominent medical experience includes Vice President, Global Sales and Marketing - Microbiology Division for AccuMed International Inc. and Chief Operating Officer for Ridgeway Biosystems Inc.

Medical Advisory Board

We have a Medical Advisory Board whose members provide advice on the clinical, medical and scientific affairs and who work with us on new product development.  The Medical Advisory Board is chaired by Alan Goldman, M.D. our Vice President of Clinical and Medical Affairs.

Gunnar B. J. Andersson, M.D. PhD.  Dr. Andersson is the Chairman Emeritus of Orthopedic Surgery at the Rush University Medical Center in Chicago; past managing partner of Midwest Orthopedic; past President of the International Society for the Study of the Lumbar Spine and past Chairman of the American Academy of Orthopedic Surgeons Research Development Committee.

V. Reggie Edgerton.  Dr. Edgerton is Distinguished Professor of the Departments of Physiological Sciences and Neurobiology at the UCLA Medical Center.  He is also Project Program Director of studies on neuromuscular plasticity following spinal cord injury and conducts studies of physiological changes in microgravity for NASA.

Scott Haldman D.C., M.D., PhD.  Dr. Haldeman is a Clinical Professor of Neurology at the University of California, Irvine and Adjunct Professor in the Research Division at the UCLA Medical Center.  Dr. Haldeman is also Chairman of the Research Council of the World Federation of Chiropractic and a Past-President of the North American Spine Society.

Steven L. Wolf, PhD.  Dr. Wolf is a Professor in the Department of Rehabilitation Medicine; a Professor in Geriatrics in the Department of Medicine, and; Associate Professor in the Department of Cell Biology at the Emory School of Medicine.  Dr. Wolf is also a Professor in Health and Elder Care in the Nursing School at Emory and is on the Advisory Council of the National Center for Medical Rehabilitation Research (NIH -NICHHD).

Code of Ethics

On April 23, 2004, our Board adopted a Code of Ethics.  A copy of our Code of Ethics can be found on our website: www.itechmedical.com

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC of Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on our review of Forms 3 and 4 furnished to us during 2010 and Forms 5 furnished to us with respect to 2010, we are not aware of any director, officer or greater than 10% stockholder that failed to timely file any of these reports except Wim Peters, who was late twice, Frans Berndsen, who was late three times and Revox Ventures, Ltd, which was late twice.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth certain compensation information for 2010 and 2009 for our Chief Executive Officer and our two other highest paid executive officers during 2010 (the Named Executive Officers”).

Name/Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wayne D. Cockburn
President and	2010	237,000	—	—	—	—	—	—	237,000
Chief Executive Officer	2009	145,000	—	522,000	—	—	—	—	667,000

Alan J. Goldman, MD
Vice President,	2010	90,000	—	—	24,935	—	—	—	114,935
Clinical and Medical Affairs	2009	90,000	—	—	—	—	—	—	90,000

Steeve Asselin
Vice President,	2010	90,000	—	—	24,935	—	—	—	114,935
Research and Development	2009	90,000	—	—	—	—	—	—	90,000

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

There are employment agreements between iTech Medical and each of the executive officers of iTech Medical including Warren Baker, Wayne Cockburn, Alan Goldman, Steeve Asselin and Karl Wolcott. Each agreement includes an annual salary of $120,000.

Outstanding Option Awards at Year End

We have only granted equity awards in the form of options.  The following table provides certain information regarding options held by our Named Executive Officers at December 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Wayne Cockburn (1)	1,060,200	0	0	$0.25	3/10/14
Alan Goldman (1)	511,200	0	0	$0.25	3/10/14
	100,000	0	0	$0.25	6/24/20
Steeve Asselin (1)	412,200	0	0	$0.25	3/10/14
	100,000	0	0	$0.25	6/24/20

(1)	Options are vested.

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal year ended December 31, 2010, excluding directors who are Named Executive Officers, whose compensation is included in the Summary Compensation Table and who are not entitled to receive Director compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
George Angelidis (1)	$15,000	0	$37,402	0	$52,402
Craig Lunsman (2)	$15,000	0	$37,402	0	$52,402
Donald Paterson (3)	$15,000	0	$37,402	0	$52,402
Wim Peters(4)	$8,750	0	$12,467	0	$21,217

See Notes to Consolidated Financial Statements for fair value assumptions.

(1)
At December 31, 2010, Mr. Angelidis had exercisable options to purchase 430,000 shares of our common stock at $0.25 per share.  These include an option to purchase 280,000 shares granted in 2004 and an option to purchase 150,000 shares granted in 2010.

(2)
At December 31, 2010, Mr. Lunsman had exercisable options to purchase 250,000 shares of our common stock at $0.25 per share.  These include an option to purchase 100,000 shares granted in 2004 and an option to purchase 150,000 shares granted in 2010.

(3)
At December 31, 2010, Mr. Paterson had exercisable options to purchase 460,000 shares of our common stock at $0.25 per share.  These include an option to purchase 310,000 shares granted in 2004 and an option to purchase 150,000 shares granted in 2010.

(4)
At December 31, 2010, Mr. Peters had exercisable an option to purchase 50,000 shares of our common stock at $0.25 per share.  This option was granted in June 2010.   Mr. Peters, directors’ fees were less than those accrued by the other directors because he did not join the board of directors until April 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

 Security Ownership

The following table sets forth, as of April 4, 2011, certain information concerning the beneficial ownership of common stock by (i) each person known by the Company to be the owner of more than 5% of the our outstanding common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group.  In general, “beneficial ownership” includes those shares a shareholder has the power to vote or the power to transfer, and options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days.  Except as indicated otherwise, each person named in the table below has sole voting and investment power with respect to all shares shown as beneficially owned.  The calculation of the percentage owned is based on 37,276,335 shares of common stock outstanding.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Class(1)
Revox Ventures Ltd. Thundorferstrasse 94 Frauenfeld 8500 Switzerland	14,000,000(2)	37.6%
Wayne D. Cockburn	11,249,034(3)(4)	30.2%
Donald W. Paterson	10,509,604(3) (5)	28.2%
Frans Berndsen Vinkenslag 10 5554 EX Valkenswaard Postbus 608 The Netherlands	9,506,973(6)	25.5%
MPR Health Systems, Inc. 24 Elgin Avenue Toronto, Ontario M5R 1G6 Canada	8,005,834(7)	21.5%
Wim Peters	4,718,830(8)	12.7%
Vespa Family Entities 1075 Old Mohawk Road Lancaster, Ontario L9G 3K9, Canada	2,100,000	5.6%
George Angelidis	983,333(9)	2.6%
Alan J. Goldman	931,200(10)	2.5%
Steeve Asselin	512,200(11)	1.4%
Craig Lunsman	450,000(12)	1.2%
Warren Baker	1,500	0.00%
All directors and executive officers as a group (9 persons)	29,355,701(14)

(1)	Percent of class for each stockholder is based on number of outstanding shares of common stock plus number of shares that may be acquired by that stockholder upon exercise of warrants and options.

(2)	Includes 8,000,000 shares that may be acquired upon exercise of warrants.

(3)
Includes 8,005,834 shares beneficially owned by MPR Health Systems, Inc., with respect to which Messrs. Cockburn and Paterson may be deemed to share voting and investment power by virtue of being the directors that corporation.

(4)	Includes 1,060,200 shares that may be acquired upon exercise of an option.

(5)
Includes (i) 462,500 shares held by Cavandale Corporation, and 1,581,270 shares that may be acquired upon exercise of warrants held by Cavandale Corporation, of which Mr. Paterson is the President and sole stockholder; and (ii) 460,000 shares that may be acquired upon exercise of an option.

(6)	Includes 4,964,159 shares that may be acquired upon exercise of warrants.

(7)	Includes 90,000 shares that may be acquired upon exercise of warrants.

(8)	Includes 2,348,994 shares that may be acquired upon exercise of warrants and options.

(9)	Includes 780,000 shares that may be acquired upon exercise of warrants and options.

(10)	Represents shares that may be acquired upon exercise of warrants and options.

(11)	Represents shares that may be acquired upon exercise of an option.

(12)	Includes 330,000 shares that may be acquired upon exercise of warrants and options.

(13)	Represents shares that may be acquired upon exercise of an option.

(14)	Includes shares in footnotes (3), (4), (5) and (8) - (13).

 Arrangements That May Result in Change in Control

We are not aware of any arrangements that may result in a change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

We have options outstanding under two plans, our 2003 Stock Option Plan (the 2003 “Plan”), which expired on December 31, 2007, and our 2008 Stock Option Plan (the “2008 Plan’), which expires on February 12, 2018.  Both plans were approved by our shareholders.

The table below sets forth information regarding our equity compensation awards issued as of December 31, 2010:

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2010
	Number of securities to be issued upon the exercise of outstanding option, warrants and rights (a)	Weighted average exercise price of outstanding options, option, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,913,600	$0.25	40,000

Equity compensation plans not approved by securities holders	0	0	0
Total	3,913,600	$0.25	40,000

Item 13.	Certain Relationships and Related Transactions and Directors Independence.

In January 2010, we borrowed $125,000 from Frans Berndsen, a 10% shareholder.  The loan bore interest at 0 % per annum and was scheduled to mature on January 26, 2011.  In July 2010, Mr. Berndsen agreed to convert this indebtedness (principal and interest) into 500,000 shares of our common stock and 1,000,000 Series E Warrants.  Each Series E Warrant is exercisable for one share of common stock for $0.30 per share and expires on December 31, 2012.  We paid no interest on this loan.

On March 19, 2010, we entered into a Stock Purchase Agreement, amended March 22, 2010, with Revox Ventures Ltd., an entity incorporated in Cypress.  Pursuant to the Agreement, Revox Ventures agreed to purchase shares of common stock and warrants to purchase common stock (See ‘Securities Issuances/Recent Sales of Unregistered Securities’).   We issued 1,250,000 shares of our common stock to each of Frans Berndsen, an Affliliate shareholder, and Wim Peters, a director, as finder’s fees for the transaction.  The fair value of these shares ($1,025,000) was treated as compensation and included in general and administrative expenses.

During 2007, we borrowed $40,000 from Dr. Alan Goldman, one of our executive officers.  The loan bears interest at the rate of 10% per annum and matured of June 30, 2010. The note was extended to June 30, 2011.  We issued 320,000 Series B Warrants as additional consideration for this loan. Each Series B common stock purchase warrant allows the holder to purchase shares of common stock at $1.00 per share until December 31, 2011.  As of April 13, 2011, there is $20,000 plus accrued interest of $12,986 outstanding on this loan.

In 2004, we borrowed CDN$145,000 from Cavandale Corporation, a Company owned by Donald W. Paterson, one of our directors.   The loan bears interest at the rate of 10% per annum, payable annually, and matured June 30, 2011.  The note was extended to June 30, 2011. We issued 320,000 Series A Warrants and 1,270,000 Series B Warrants as additional consideration for this loan and multiple extensions of the loan.   As of April 13, 2011, there is accrued interest of $96,771 outstanding on this loan. The note was converted in to common stock subsequent to December 31, 2010.

In 2003, we purchased a patent from MPR Health Systems, Inc. for 8,000,000 shares of our common stock and a  note bearing interest at 2% per annum, payable annually, and due and payable on June 30, 2011.  There was a balance of $34,613 outstanding as of December 31, 2010.  As of April 13, 2011, there is accrued interest of $4,528 outstanding on this loan.

Item 14.	Principal Accountant Fees and Service.

Farber Hass Hurley LLP audited our financial statements for fiscal years 2009 and 2010.  Fees billed to us by Farber Hass Hurley LLP for professional services rendered with respect to fiscal years 2009 and 2010 were as follows:

	2009	2010
Audit Fees	$61,000	$61,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
	$61,000	$61,000

In the above table, in accordance with the Securities and Exchange Commission’s definitions and rules, “audit fees” are fees we paid for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of financial statements included in Form 10-Qs, and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

The Company’s audit committee currently has a policy in place that requires its review and pre-approval of all audit and permissible non-audit services provided by its independent auditors. These services requiring pre-approval by the audit committee may include audit services, audit related services, tax services and other services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)            The following financial statements are filed as part of this Registration statement:

 Report of Independent Registered Certified Public Accountant

 Balance Sheets dated December 31, 2010 and 2009

 Statements of Operations for the Years Ended December 31, 2010 and 2009 and October 27, 1997 (date of inception) to December 31, 2010

 Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 and October 27, 1997 (date of inception) to December 31, 2010

 Statements of Shareholders’ Equity for the Years Ended December 31, 2010 and 2009 and October 27, 1997 (date of inception) to December 31, 2010

 Notes to Financial Statements

 (b)           The following Exhibits are filed as part of this Report

See Exhibit Index

Exhibit No.	Description
3.1 (1)	Articles of incorporation of iTech Medical, Inc.

3.2 (2)	Bylaws of iTech Medical, Inc.

10	Material contracts

14 (3)	Code of Ethics

31.1(2)
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

32.1(2)
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Articles of incorporation of iTech Medical, Inc. (incorporated by reference as Exhibit 3.1 to iTech Medical’s Form 10SB-12G filed July 7, 2007, File No. 000-52117).

(2)	Bylaws of iTech Medical, Inc. (incorporated by reference as Exhibit 3.1 to iTech Medical’s Form 10SB-12G filed July 7, 2007, File No. 000-52117).

(3)	Code of Ethics of iTech Medical, Inc. (incorporated by reference – see company web site: www.itechmedical.com

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc)
Consolidated Financial Statements
For the fiscal year ended December 31, 2010

Contents

Index to Financial Statements	F-1

Report of Farber Hass Hurley LLP, an Independent Registered Accounting Firm	F-2

Audited Financial Statements
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Cash Flows	F-5
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)	F-6

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of iTech Medical, Inc. (Formerly known as Impact Medical Solutions, Inc)

We have audited the accompanying consolidated balance sheet of iTech Medical, Inc. (formerly known as Impact Medical Solutions, Inc), a development stage company (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years ended December 31, 2010and from October 20, 1997 (date of inception) to December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iTech Medical, Inc. (Formerly known as Impact Medical Solutions, Inc)as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of two the years ended December 31, 2010 , and from October 20, 1997 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, Company has not recognized any revenue since inception and has a shareholders’ deficit of $14,666,271. These factors raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Farber Hass Hurley LLP
April 14, 2011
Camarillo, California

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets
Cash	$983,292	$146,477
Prepaid expenses	49,495	4,219

Total current assets	1,032,787	150,696

Furniture and equipment, net of accumulated depreciation of $50,249 and $52,257 at December 31, 2010 and 2009, respectively	12,960	7,549

Patent, net of accumulated amortization of $215,688 and $186,276 at December 31, 2010 and 2009, respectively	284,312	313,724
	$1,330,059	$471,969

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities

Loans from related parties, net of unamortized discount of $0 and $2,908 at December 31, 2010 and 2009, respectively	$184,967	$175,306
Note payable	34,613	34,613
Accounts payable	296,528	337,160
Accrued interest	234,873	213,156
Accrued vacation	96,386	83,170
Accrued salaries, bonuses and other payroll related items	1,269,841	1,010,500
Director compensation	83,750	37,500
Total current liabilities	2,200,958	1,891,405

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.0001 par value,
no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value,
36,703,836 and 26,691,733 shares issued and outstanding
at December 31, 2010 and 2009, respectively	3,671	2,669
Additional paid-in capital	13,915,344	9,593,824
Deferred option and warrant costs	(123,643)	(258,326)
Deficit accumulated during the development stage	(14,666,271)	(10,757,603)
Total shareholders' deficit	(870,899)	(1,419,436)
	$1,330,059	$471,969

The accompanying notes are an integral part of these financial statements.

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

			Cumulative
			from inception
			(October 20,
			1997) to
	Year ended December 31,		December 31,
	2010	2009	2010

Costs and expenses:

Research and development	$483,592	$134,504	$1,490,148
Medical and clinical	252,457	181,500	1,663,522
General and administrative	3,148,797	2,612,279	9,993,063

Operating loss	(3,884,846)	(2,928,283)	(13,146,733)

Other income (expense):

Interest expense	(22,101)	(484,255)	(1,510,957)
Interest income	-	43	333

	(22,101)	(484,212)	(1,510,624)

Loss before provision for taxes	(3,906,947)	(3,412,495)	(14,657,357)

Provision for taxes	1,721	959	8,914

Net loss	$(3,908,668)	$(3,413,454)	$(14,666,271)

Basic and diluted net loss per share	$(0.13)	$(0.16)

Basic and diluted weighted average
number of common shares
outstanding	29,736,361	21,690,964

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise of:
Outstanding options	3,913,600	2,953,600
Outstanding warrants (Series A-G)	24,591,542	14,710,463

The accompanying notes are an integral part of these financial statements.

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flow

			Cumulative
			from inception
			(October 20,
			1997) to
	Year ended December 31,		December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(3,908,668)	$(3,413,454)	$(14,666,271)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	33,894	39,785	288,958
Loss on disposal of assets	755	1,215	1,970
(Gain)/Loss on extinguishment of debt	(12,000)	95,932	83,932
Amortization of loan discount	2,908	409,357	1,235,164
Issuance of common stock for services & interest	1,351,923	1,506,268	3,490,074
Issuance of stock options and warrants for services	530,282	310,924	2,021,043
Decrease (increase) in prepaid expenses	(45,276)	999	(49,495)
Increase (decrease) in accounts payable	(28,632)	57,878	308,528
Increase (decrease) in accrued expenses	340,524	507,364	1,684,850
Net cash used by operating activities	(1,734,290)	(483,732)	(5,601,247)

Cash flows from investing activities:
Capital expenditures	(10,675)	(1,867)	(88,227)
Net cash used by investing activities	(10,675)	(1,867)	(88,227)

Cash flows from financing activities:
Proceeds from loans from related parties	115,515	70,000	527,015
Proceeds from convertible debt	-	-	452,991
Proceeds from loans from others	-	-	10,000
Payments on note payable	-	-	(65,387)
Issuance of common stock, net of costs	2,450,000	508,500	5,738,668
Net cash provided by financing activities	2,565,515	578,500	6,663,287

Effect of exchange rate changes	16,265	19,561	9,479

Net increase (decrease) in cash	836,815	112,462	983,292
Cash, beginning of period	146,477	34,015	-
Cash, end of period	$983,292	$146,477	$983,292

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with debt	$-	$100,085	$830,539
Conversion of debt to equity	$125,000	$689,491	$125,000

The accompanying notes are an integral part of these financial statements.

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to December 31, 2010

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
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to December 31, 2010

	Common Stock				Accumulated
			Additional	Deferred Share,	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity (Deficit)
Balance, December 31, 2005	15,086,160	$7,543	$2,710,056	$(114,673)	$(2,414,013)	$188,913
Shares issued for cash	517,305	259	517,046	-	-	517,305
Shares issued for services	50,000	25	49,975	-	-	50,000
Impact shares converted to Freedom 1 at 1 to 1	-	(6,262)	6,262	-	-	-
Shares issued upon merger	200,000	20	(20)	-	-	-
Value of warrants issued	-	-	1,101,523	(430,046)	-	671,477
Amortization of stock warrant costs	-	-	-	500,062	-	500,062
Net loss for 2006	-	-	-	-	(2,077,147)	(2,077,147)
Balance, December 31, 2006	15,853,465	1,585	4,384,842	(44,657)	(4,491,160)	(149,390)
Shares issued for services	625,000	63	454,937	(455,000)	-	-
Value of warrants issued	-	-	386,399	(33,363)	-	353,036
Amortization of share, option and warrant cost	-	-	-	145,583	-	145,583
Net loss for 2007	-	-	-	-	(1,263,489)	(1,263,489)
Balance, December 31, 2007	16,478,465	1,648	5,226,178	(387,437)	(5,754,649)	(914,260)
Shares issued for cash, net of issuance costs
of $30,000	400,001	40	269,960	-	-	270,000
Settlement of liability	100,000	10	69,990			70,000
Shares issued for services	1,790,000	179	468,321	(356,000)	-	112,500
Value of warrants issued	-	-	398,182	(185,636)	-	212,546
Amortization of share, option and warrant cost	-	-	-	316,992	-	316,992
Net loss for 2008	-	-	-	-	(1,589,500)	(1,589,500)
Balance, December 31, 2008	18,768,466	$1,877	$6,432,631	$(612,081)	$(7,344,149)	$(1,521,722)
Shares issued for services and interest	3,621,023	362	1,207,162	(373,216)	-	834,308
Value of warrants issued	-	-	628,788	(450)	-	628,338
Shares issued for cash	1,818,333	182	508,318	-	-	508,500
Shares issued upon conversion of debt	2,723,911	272	816,901	-	-	817,173
Amortization of share, option and warrant cost	-	-	-	727,421	-	727,421
Cancellation of shares	(240,000)	(24)	24	-	-	-
Net loss for 2009	-	-	-	-	(3,413,454)	(3,413,454)
Balance, December 31, 2009	26,691,733	$2,669	$9,593,824	$(258,326)	$(10,757,603)	$(1,419,436)

(continued)

The accompanying notes are an integral part of these financial statements.

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to December 31, 2010

	Common Stock				Accumulated
			Additional	Deferred Share,	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity (Deficit)
Balance, December 31, 2009	26,691,733	$2,669	$9,593,824	$(258,326)	$(10,757,603)	$(1,419,436)
Warrants issued for shareholder compensation	-	-	272,843	-	-	272,843
Stock options granted	-	-	217,184	-	-	217,184
Shares issued for services	2,836,428	284	1,182,211	(100,000)	-	1,082,495
Shares issued for cash	6,675,675	668	2,449,332	-	-	2,450,000
Shares issued upon conversion of debt	312,500	31	124,969	-	-	125,000
Shares issued for shareholder compensation	187,500	19	74,981	-	-	75,000
Amortization of share, option and warrant cost	-	-	-	234,683	-	234,683
Net loss for 2010	-	-	-	-	(3,908,668)	(3,908,668)
Balance, December 31, 2010	36,703,836	$3,671	$13,915,344	$(123,643)	$(14,666,271)	$(870,899)

The accompanying notes are an integral part of these financial statements.

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2010

1.             Organization and summary of significant accounting policies

Organization and Line of Business
iTech Medical, Inc. (a development stage company) (the "Company") was incorporated in Nevada on October 20, 1997.  From October 1997 to September 2003, the Company was a shell corporation.  On September 9, 2003, the Company acquired from MPR Health Systems, Inc., all of that company’s rights and assets, including a patent, relating to a medical information system called Muscle Pattern Recognition (“MPR”).  See Note 7.  Since 2003,  the Company has been involved in the development and pre-market clinical testing of the MPR system.

On January 22, 2010 the Company entered into a research and development contract with Salus Research, Inc. (“Salus”), a Canadian entity owned by a Company officer and two members of the Company’s Board of Directors.  Salus began conducting scientific research and experimental development activities in Canada ("SR&ED") and plans to claim for Canadian Scientific Research and Experimental Development tax credits.  The Company funds 100% of these expenditures, is at risk for 100% of its losses and owns 100% of all scientific discoveries, and as a result is the party that is the primary beneficiary of the relationship as defined by FASB ASC 810-10-05.  Salus has no financing other than amounts received from the Company.  The Company has determined Salus to be a variable interest entity.  Starting in January 2010 the Company has consolidated the financial results of Salus for financial reporting purposes to comply with accounting principles generally accepted in the United States.  All intercompany transactions have been eliminated.  During 2010, the Company remitted CND$640,000 to Salus to fund scientific research and experimental development and is obligated to remit an additional CND$452,000 through June 2011.

             Principles of Consolidation and Reporting

The consolidated financial statements include the accounts of the Company and Salus.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“US GAAP”) that contemplate continuation of the Company as a going concern.  However, during the years ended December 31, 2010 and 2009, the Company incurred a net loss of $3,908,668 and $3,413,454, respectively.  The Company has not earned any revenue since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's clinical development program and its transition to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.  In view of these matters, realization of a major portion of the assets in the accompanying balance sheets is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products.  On March 19, 2010, the Company entered into a financing agreement with a European investor for $2.2 million of equity financing over the next 12 months.  The investor has the option to provide another $1.0 million of equity financing during the following six months (See Note 8).  The Company intends to seeking additional financing over the next year through private placements.  However, there can be no assurance that the Company will be successful in raising such additional funds.  The Company may also seek to compensate providers of services by issuance of stock in lieu of cash.

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

Income taxes of $1,721 and $959 were paid in 2010 and 2009, respectively.  No interest payments were made in 2010 and 2009.

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

Income Taxes
The Company accounts for income taxes under the liability method required by ASC 740, Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.  Tax returns are subject to examination by taxing authorities and the returns for years 2006 – 2009 are still open.

Share-based payments
Compensation costs for all share-based awards to employees and consultants are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award).  The Company has no awards with market or performance conditions.  Excess tax benefits are recognized as an addition to additional paid-in-capital.

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

Total share-based compensation expenses recognized for the years ended December 31, 2010 and 2009 were $217,184 and $0, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.  The incremental share-based compensation caused our net loss to increase by the same amounts. Compensation expenses of $22,049, representing the unvested awards as of December 31, 2010 will be recognized in the first two quarters of 2011.

Since the Company has a net operating loss carryforward as of December 31, 2010, no excess tax benefits for the tax deductions related to share-based awards were recognized in the statement of operations.  Additionally, no incremental tax benefits were recognized from stock options exercised in the years ended December 31, 2010 and 2009 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.  Share-based compensation expense also caused the basic and diluted loss per share to increase by $.01 in 2010.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: term of 9-10 years; risk-free interest rate of 3.5%; volatility of 181% – 187%; and weighted fair value of $.2486 - $.2493.

Fair Value of Financial Instruments
The Company measures its financial assets and liabilities in accordance with US GAAP.  For certain of the Company's financial instruments, including cash, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.  The amounts shown for note payable and loans from related parties also approximate fair value because current interest rates offered to the Company for notes payable of similar maturities are substantially the same.

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

Determination of Fair Value
During 2010 and 2009, the Company issued warrants with notes payable and for the extension of loan due dates.  These warrants were valued at fair value using the Black-Scholes method, a level 3 input.  Further details of the assumptions used in the Black-Scholes calculation may be found in Note 8.

The carrying value approximates the fair value of the notes in 2009 and 2010. The Company determined the value of its notes using a market interest rate and the value of the warrants issued at the time of the transaction less the accretion.  There is no active market for the debt and the value was based on the delayed payment terms in addition to other facts and circumstances at the end of each year end.

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

Recent accounting pronouncements
In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140"(ASC 860).  This standard improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets.  This standard is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company adopted these provisions at the beginning of the fiscal year ended December 31, 2010 and adoption had no impact on these consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" (ASC 810).  This standard improves financial reporting by enterprises involved with variable interest entities (VIE) and is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE.  Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  The Company believes that the adoption of this guidance does have an impact on the Company's financial statements in connection with its relationship with an entity named Salus Research Inc. (“Salus”), a Canadian entity formed in 2010 and owned by an executive officer and two directors of the Company.  Accordingly, the financial results of Salus have been consolidated with those of the Company beginning January 2010.

In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13).  This update provides amendments to the criteria of ASC 605, "Revenue Recognition," for separating consideration in multiple-deliverable arrangements.  The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable.  This update will be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt this standard on a retrospective basis.  The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations upon adoption.

In January 2010, the FASB issued ASU 2010-06, an update that improves the requirements related to Fair Value Measurements and Disclosures Subtopic 820-10 of the FASB Accounting Standards Codification originally issued as FASB Statement 157.  This update requires disclosures about transfers between Level 1, Level 2 and Level 3 assets and the disaggregated activity in the roll forward for level 3 Fair Value measurements.  These new disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company adopted these provisions at the beginning of the fiscal year ended December 31, 2010 and adoption had no impact on these consolidated financial statements.
On August 27, 2008, the Securities and Exchange Commission (“SEC”) announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS").  IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board.  Under the proposed roadmap, the Company could be required in fiscal 2014 to prepare financial statements in accordance with IFRS, and the SEC will make a determination in 2011 regarding the mandatory adoption of IFRS.  The Company has not yet assessed the impact that this potential change would have on its financial statements.

2.           Furniture and equipment

	2010	2009

Furniture and equipment	$63,209	$59,806
Less accumulated depreciation	(50,249)	(52,257)
	$12,960	$7,549

3.           Patents

	2010	2009
Patents
Gross carrying amount	$500,000	$500,000
Accumulated amortization	$215,688	$186,276
Amortization expense	$29,412	$29,412

  Amortization of patents is expected to be $29,412 in each of the next five years.

4.           Loans from related parties

Since 2007, the Company has borrowed funds from some of its executive officers, directors and shareholders to fund operations.  The following provides information on each of these loans including the name of the lender, the year the funds were borrowed, the annual rate of interest, the maturity date (including extensions), the consideration for the loan and the fair value of the consideration.

For information concerning the terms of the warrants discussed in this Note, see Note 8.  The fair value of all warrants was determined as of the time of issuance using the Black-Scholes valuation method and was reflected as a discount on the related loan in the accompanying financial statements and was amortized over the original life of the loan as an interest expense.  All interest has been accrued and remains unpaid.

Angelidis Loan
During 2007, the Company borrowed $25,000 from George Angelidis, one of its directors.  This loan bears interest at 10% per annum with a maturity date of June 1, 2007.  As additional consideration for the loan, the Company issued to Mr. Angelis 25,000 Series A Warrants with fair value of $11,291. From time to time thereafter the Company issued to Mr. Angelides Warrants to extend the maturity date of the loan.  In September 2009, Mr. Angelidis agreed to convert the principal amount of the loan into shares of common stock at a rate of $0.30 per share for a total of 83,333 shares.

Berndsen 2007 Loans
During 2007, the Company borrowed $100,000 from Frans Berndsen, a shareholder.  During the second quarter, $65,000 of this loan was treated as a 12% convertible note payable as described in Note 5.  As such, as additional consideration for the loan, the Company issued to Mr. Berndsen 32,500 Series B Warrants, and a total debt discount of $23,599 was recorded to be amortized over the life of the loan.  On September 27, 2007 the Company and Mr. Berndsen agreed there had been a misunderstanding and restructured the loan.  The original $65,000 loan was restructured to modify the original terms, as well as for the remaining $35,000 that the Company received in the third quarter of 2007 and for which the Company had issued an additional 17,500 Series B Warrants as consideration for the loan..

These loans bear interest at 10% per annum and matured on September 27, 2007, the restructuring date. The 50,000 Series B Warrants previously issued were cancelled and the Company issued to Mr. Berndsen 100,000 Series B Warrants with a fair value of $44,154.  The future cash payments of the new loan exceed the carrying value of the loan as of the restructuring date, so no gain was recorded.

In April 2009, Mr. Berndsen agreed to convert the principal of $100,000 and accrued interest of $22,807 on the loan, and other accrued liabilities of $45,000 into 984,964 shares of common stock valued at $.30 per share.  This transaction resulted in a loss on extinguishment of debt of $127,682, which is included in general and administrative expenses in the accompanying statement of operations.

On January 26, 2010, the Company borrowed $125,000 from Mr. Berndsen.  This loan bears no interest and had a maturity date of January 26, 2011.  On July 7, 2010, Mr. Berndsen agreed to convert the loan into 500,000 shares of common stock with a fair value of $200,000 and 1,000,000 Series E Warrants with a fair value of $272,843.  The excess of the total fair value of the common stock and these warrants over the debt obligation amounted to $347,843 and has been accounted for as shareholder compensation expense in the statement of operations for the year ended December31, 2010.

Cavandale Loan
In 2004, the Company borrowed CDN$145,000 from Cavandale Corporation, a corporation owned by Donald W. Paterson, one of the directors.  This loan bears interest at 10% per annum with a maturity date of November 1, 2004.  As additional consideration for the loan, the Company issued to Cavandale Corporation 211,270 Series A Warrants with a fair value of $4,225.  The loan was converted to 362,500 shares of common stock in February 2011. See note 10.

Cockburn Loans
On June 17, 2008, the Company borrowed $1,500 from Wayne Cockburn, a director and executive officer.  This loan bears interest at 10% per annum with a maturity date of September 17, 2008.  As additional consideration for the loan, the Company issued to Mr. Cockburn 1,500 Series B Warrants with a fair value of $470.

On June 2, 2008, the Company borrowed $10,000 from Mr. Cockburn. This loan bears interest at 10% per annum with a maturity date of September 2, 2008.  As additional consideration for the loan, the Company issued to Mr. Cockburn 10,000 Series B Warrants with a fair value of $3,695

On April 1, 2008, the Company borrowed $10,000 from Mr. Cockburn.  This loan bears interest at 10% per annum with a maturity date of July 1, 2008.  As additional consideration for the loan, the Company issued to Mr. Cockburn 10,000 Series B Warrants with a fair value of $2,879.

On October 26, 2007, the Company borrowed $10,000 from Mr. Cockburn.  This loan bears interest at 10% per annum and matures on January 26, 2008.  As additional consideration for the loan, the Company issued to Mr. Cockburn 10,000 Series B Warrants with a fair value of $3,148.

In September 2009, Mr. Cockburn agreed to convert the principal amount of all these loans this note into common stock at a rate of $0.30 per share for a total of 105,000 shares.

Goldman Loan
On December 3, 2007, the Company borrowed $40,000 from Alan Goldman, an executive officer.  This loan bears interest at 10% per annum with a maturity date of March 3, 2008.  As additional consideration for the loan, the Company issued to Mr. Goldman 40,000 Series B Warrants with a fair value of $14,126.  The loan is due June 2011.

MPR Loans
On September 17, 2009, the Company borrowed $25,000 from MPR Health Systems, Inc. (“MPR Health”), a principal shareholder whose directors are Wayne C. Cockburn, a director and executive officer of the Company, and Donald W. Paterson, a director of the Company.  The loan bears interest at 10% per annum with a maturity date of January 1, 2010.  As additional consideration for the loan, the Company issued to MPR Health 25,000 Series A Warrants with a fair value of $2,536.

On April 2, 2009, the Company borrowed $20,000 from MPR Health.  The loan bears interest at 10% per annum and with a maturity date of July 2, 2009.  As additional consideration for the loan, the Company issued to MPR Health 20,000 Series B Warrants with a fair value of $208.  On July 2, 2009, the maturity date of the loan was extended to October 31, 2009 in exchange for 20,000 Series B Warrants with a fair value $2,677.

On February 20, 2009, the Company borrowed $25,000 from MPR Health.  This loan bears interest at 10% per annum with a maturity date of May 20, 2009.  As additional consideration for the loan, the Company issued to MPR Health 25,000 Series C Warrants with a fair value of $3,127.  On May 20, 2009, the maturity date of the loan was extended to August 20, 2009 in exchange for 25,000 Series B Warrants with a fair value of $1,710.

In September 2009, MPR Health agreed to convert the principal amount of these loans into common stock at a rate of $.30 per share for a total of 233,334 shares.

5.           Other loan payable

On April 22, 2008, the Company borrowed $10,000 from an individual.  This loan bears interest at 10% per annum and had maturity date of July 22, 2008.  As additional consideration for the loan, the Company issued to the lender 10,000 Series B Warrants with a fair value of $3,346.  On July 22, 2008, the maturity date of the loan was extended to October 1, 2008 in exchange for 10,000 Series B Warrants with a fair value of $2,503.  On October 1, 2008, the maturity date of the loan was extended to January 31, 2009 in exchange for 10,000 Series B Warrants with a fair value of $462.  On January 31, 2009, the maturity date of the loan was extended to April 30, 2009 in exchange for 10,000 Series B Warrants with a fair value of $1,303.  On April 30, 2009 the maturity date of the loan was extended to July 31, 2009 in exchange for 10,000 Series B Warrants with a fair value of $326.  In September 2009, the lender agreed to convert the principal amount of the loan into common stock at a rate of $0.30 per share for a total of 33,333 shares.

For information concerning the terms of the warrants discussed in this Note, see Note 7.  The fair value of all warrants was determined as of the time of issuance using the Black-Scholes valuation method and was reflected as a discount on the related loan in the accompanying financial statements and was amortized over the original life of the loan as interest expense.

6.           Acquisition of MPR System

In September 2003, the Company purchased from MPR Health all of that company’s right, title an interest in and to a patent, certain trademarks and other assets relating to its MPR system.  The purchase price was 8,000,000 shares of common stock and a note in the principal amount of $100,000 bearing interest at the rate of 2% per annum with a maturity date of August 23, 2008.  The maturity date of this note has been extended to June 30, 2011, and the outstanding balance on the note was $34,613 at December 31, 2010.

7.           Shareholders’ Equity

Stock Splits
The Company effected a 7 for 1 stock split in April 2000 and a 3 for 7 reverse stock split in 2003.  All share amounts and per-share amounts in the accompanying financial statements have been adjusted for these splits.

Preferred Stock
Preferred stock may be issued in any one or more series, and any series shall be comprised of such number of shares and may have such voting powers and such designations, preferences and rights as shall be stated and expressed in resolutions of the Board of Directors of the Company.  To date, the Board has not designated any series of preferred stock.

Common Stock
On February 3, 2009 the Company issued 500,000 shares of its common stock in exchange for a two-year promissory note with 3974715 Canada Ltd.  The note bears interest at 5% per annum, with quarterly payments beginning July 1, 2009.  On June 29, 2009 the Company and 3974715 Canada Ltd. agreed to cancel the 500,000 shares and related promissory note.

In June 2008, the Company entered into a two-year consulting agreement with a related party pursuant to which the Company agreed to issue 500,000 shares of common stock and 500,000 Series C Warrants as compensation.  In March 2009, the consulting agreement was extended for an additional year and the Company issue to the consultant an additional 250,000 shares of common stock to the consultant.

During the quarter ended June 30, 2009, the Company issued 666,666 units, each unit consisting of one share of common stock and one Series A Warrant, for $.30 per unit or a total of $200,000.

On April 16, 2009, the Company entered into a one year consulting agreement pursuant to which the Company agreed to issue to the consultant 200,000 shares of common stock as compensation.  The services were valued at $66,000 (the market price on the contract date was $0.33) for services.   The value of the shares was deferred and is being amortized over the life of the agreement.

On May 15, 2009, the Company issued 80,000 shares of common stock to settle $68,000 of accounts payable with two creditors.  These shares were valued at $36,000 (the market price on the date of settlement was $0.45), resulting in a $32,000 gain on settlement of debt.  The gain on settlement of debt is included in general and administrative expenses in the accompanying statement of operations.

On June 12, 2009, the Company issued 300,000 shares of common stock for services rendered valued at $129,000 (the market price on the date of grant was $0.43).

On September 23, 2009, the Company issued 265,000 shares of common stock to settle an account payable or $79,250 with a creditor.  These shares were valued at $79,500.  The market price on the date of settlement was $0.30, resulting in a $250 loss on settlement of debt.  The loss on settlement of debt is included in general and administrative expenses in the accompanying statement of operations.

During the third quarter of 2009, the Company issued an aggregate of 2,723,911 shares of common stock in exchange for cancellation of various loans and other obligations consisting of principal in the amount of $452,991, accrued interest of $76.023 and $150,000 of consulting fees.  Specific details of these transactions are described in Notes 4 through 6.

During the third quarter of 2009, the Company issued 411,667 units, each unit consisting of one share of common stock and one Series A Warrant, for $0.30 per unit or a total of $123,500.

In December 2009, the Company issued 740,000 units, each unit consisting of one share of common stock and two Series E Warrants, for $0.25 per unit or a total of $185,000.

On December 4, 2009, the Company issued 1,800,000 shares of common stock to its Chief Executive Officer for services.  The services were valued at $522,000 (the market price on the date of grant was $0.29), the amount is included in general and administrative expenses in the accompanying financial statements.

On December 31, 2009, the Company issued to a consultant 300,000 Series A Warrants in exchange for cancellation of 240,000 shares of common stock and 300,000 Series C Warrants.

On March 19, 2010, the Company entered into a stock purchase agreement with Revox Ventures Ltd., an entity incorporated in Cypress (“Revox”).  Pursuant to the agreement, as amended, in 2010, the Company issued the following to Revox for an aggregate of $2,200,000: (a) 6,000,000 shares of common stock; (b) 4,000,000 Series F-1 Warrants, 2,000,000 F-2 Warrants, 1,000,000 F-3 Warrants and 1,000,000 F-4 Warrants.  Revox Ventures has agreed to purchase shares of common stock and warrants to purchase common stock pursuant to the following schedule (referred to as “Phase I” under the Agreement).

Month/ Year	Number of Shares	Price Per Share (US$)	Total Purchase Price (Euros)	Total Purchase (US$)	Price Per Share (US$)	Total Purchase Price (Euros)	Total Purchase (US$)
Apr-10	680,000	US$0.30	€ 135,905	US$204,000		-	-
May-10	593,333	US$0.30	€ 118,581	US$178,000		-	-
Jun-10	523,333	US$0.30	€ 104,589	US$157,000		-	-
Jul-10	560,000	US$0.30	€ 111,918	US$168,000		-	-
Aug-10	683,334	US$0.30	€ 136,572	US$205,000		-	-
Sep-10	773,333	US$0.30	€ 154,561	US$232,000		-	-
Oct-10	508,667	US$0.30	€ 37,293	US$56,000	US$0.50	€ 107,254	US$161,000
Nov-10	458,000		-		US$0.50	€ 152,562	US$229,000
Dec-10	338,000		-		US$0.50	€ 112,585	US$169,000
Jan-11	274,000		-		US$0.50	€ 91,263	US$137,000
Feb-11	272,000		-		US$0.50	€ 90,595	US$136,000
Mar-11	336,000		-		US$0.50	€ 111,917	US$168,000

In addition to the common stock, with each monthly purchase Revox Ventures will receive warrants to purchase a number of shares of common stock equal to the number of shares purchased.  The warrants will expire August 31, 2013 and will have an exercise price of $0.40 per share (Series F-1 warrants) with respect to the shares issued at $0.30 per share and will have an exercise price of $0.60 per share (Series F-2 warrants) with respect to the shares issued at $0.50 per share.

The Company issued to Revox Ventures: (i) additional warrants to purchase 1,000,000 shares at $0.75 per share (Series F-3 warrants) through February 28, 2014; and (ii) additional warrants to purchase 1,000,000 shares at $0.80 per share (Series F-4 warrants) through February 28, 2014 upon the last purchase under Phase I.

Revox may elect to participate in the second phase (“Phase II”) under the Agreement.  To participate, Revox must deliver written notice to the Company no later than April 30, 2011.

If Revox properly elects to participate in Phase II, it will have agreed to purchase the shares of common stock and warrants pursuant to the following schedule:

Month	Total Purchase Price (Euros)	Total Purchase Price (US$)	Number of Shares (1)
1	111,050 €	US$166,666	333,334
2	111,050 €	US$166,666	333,333
3	111,050 €	US$166,667	333,333
4	111,050 €	US$166,667	333,333
5	111,050 €	US$166,667	333,333
6	111,050 €	US$166,667	333,334

(1)	See Note 11 of the Financial Statements

In addition to the common stock, with each monthly purchase Revox will receive Series G-1 Warrants to purchase a number of shares of common stock equal to the number of shares purchased.

Provided that Revox has timely delivered the purchase price for each monthly purchase in Phase II (with one exception of no more than eight business days), upon the last purchase under Phase II, we will issue to it: (i) 1,000,000 Series G-2 Warrant; and (ii) 1,000,000 Series G-3 Warrants.

In addition, if during Phase I or Phase II, the Company issues common stock for cash (other than upon exercise of compensatory options) for less than the purchase price paid by Revox for shares in that Phase, it will receive additional shares of common stock to reduce its effective purchase price per share to the lower price and the exercise price of the warrants will be proportionately reduced.

Under the Agreement, the Company may not sell equity securities prior to the earlier of the last day of Phase II or December 31, 2011 unless it first offers to sell such equity securities to Revox in accordance with the Agreement.  This right of first refusal is not applicable in a number of circumstances, including with respect to equity securities offered or issued for compensatory purposes; for consideration other than cash or notes; in certain public offerings; in connection with certain joint venture or strategic arrangements; or if Revox Ventures is in breach or default under the Agreement.

Revox has the option to pay for each monthly purchase in either United States dollars or Euros.  The dollar/Euro purchase prices under the Agreement were established based on the United States dollar/Euro exchange rate on December 5, 2009.  Revox will almost certainly pay the purchase price in the more favorable currency, and if the Company receives payment in Euros and upon conversion to United States dollars it receives less than the stated purchase price in United States dollars, it will record such difference as a currency loss.

On July 7, 2010, the Company issued to Frans Berndsen 500,000 shares of common stock for extinguishment of debt of $125,000 and as compensation for services valued at $75,000.

During the fourth quarter of 2010, we issued a total of 336,428 shares to three vendors for services rendered.  The services were valued a total of $157,495.

In the fourth quarter of 2010, the Company issued 1,250,000 shares of common stock to Frans Berndsen, a 10% shareholder, and 1,250,000 shares of common stock to Wim Peters, a director, for services related to the Revox financing.  The services were valued at $.41 per share for a total of $1,025,000.

In December 2010, the Company issued 270,270 units, each unit consisting of one share of common stock and one Series F-2 Warrants, for $0.37 per unit or a total of $100,000.

In December 2010, the Company issued 405,405 units, each unit consisting of one share of common stock, one Series F-2 Warrant and one Series G-4 Warrant, for $0.37 per unit for a total of $150,000.

Warrants

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

On December 31, 2009, the Company cancelled 240,000 shares as part of a new agreement with a consultant as described under the caption “Common stock issuances” above.

In December 2009, the Company issued 1,480,000 Series E common stock purchase warrants in connection with a private placement.

The following weighted average assumptions were used to calculate the warrants issued in 2009:  term of .21-2.54 years, risk-free interest rate of 0.875% - 1.875%, volatility ranging from 78% - 122% and a weighted fair value ranging from $.0090 - $.1432.

On July 7, 2010, the Board of Directors agreed to issue 1,000,000 Series E common stock purchase warrants for converting debt to common stock.

During 2010, the Company also issued 4,000,000 Series F-1 common stock purchase warrants 2,000,000 Series F-2 common stock purchase warrants, 1,000,000 Series F-3 common stock purchase warrants and 1,000,000 Series F-4 common stock purchase warrants to Revox Ventures in accordance with the terms of the Stock Purchase Agreement.

During 2010, the Company issued 675,675 Series F-2 common stock purchase warrants and 405,405 Series G-4 common stock purchase warrants in connection with private placements.

The following weighted average assumptions were used to calculate the warrants issued in 2010:  term of 1.5 years, risk-free interest rate of 0.625%, volatility of 146% and a weighted fair value of $.2728.

Stock Options

2003 Stock Option Plan.  The Company’s 2003 Stock Option Plan (the "2003 Plan") was adopted in 2003 and terminated December 31, 2007. Under the 2003 Plan, the Company from time to time granted to directors, officers, employees and consultants options to purchase common stock at the fair market value on the date of grant.  As December 31, 2010, under the 2003 Plan, the Company had issued 2,953,600 options to purchase shares of common stock at a price of $0.25 per share. No options exercised or forfeited during the two years ended December 31, 2010.

2008 Equity Incentive Plan. In February 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”).  The purpose of the 2008 Plan is to attract, retain, and motivate certain directors, officers, employees and consultants by giving them incentives which are linked directly to increases in the value of the common stock of the Company.  The maximum number of shares of common stock that may be issued pursuant to awards granted under the 2008 Plan is 1,000,000, subject to certain adjustment to prevent dilution.  Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2008 Plan.  Grants under the 2008 Plan are exercisable at the market value of the Company’s stock on the date of such grant.  All options granted under the 2008 Plan are exercisable at times as determined by the board of directors, not to exceed 10 years from the date of grant.

To date, the only equity awards under the 2008 Plan have been options.  On June 24, 2010, the Company granted options to purchase 960,000 shares of common stock for $.25 per share, of which options to purchase 775,000 were vested immediately and the options to purchase the remaining 185,000 shares vest on June 24, 2011.  All these options were outstanding at December 31, 2010.

Outstanding Options and Warrants

The following table provides certain information regarding the Company’s outstanding options and warrants at date indicated.  The balance outstanding of options represents the number of shares of common stock that may be acquired upon exercise of the options; the balance outstanding of warrants represents the number of warrants outstanding (each warrant represents the right to purchase one share of common stock).

Security Type	Balance, December 31, 2009	Additions/ (Expirations)	Balance, December 31, 2010	Exercise Price	Expiration Date
2003 Stock option plan	2,953,600	---	2,953,600	$.25	March 10, 2014
2008 Stock option plan	---	960,000	960,000 (1)	$.25	June 24, 2020
Series A warrants	4,420,603	---	4,420,603	$.50	June 30, 2011
Series B warrants	7,424,858	---	7,424,858	$1.00	December 31, 2011
Series C warrants	1,185,001	---	1,185,001	$1.25	September 1, 2011
Series D warrants	200,001	(200,001)	---	$.95	September 1, 2010
Series E warrants	1,480,000	1,000,000	2,480,000	$.30	December 31, 2012
Series F-1 warrants	---	4,000,000	4,000,000	$.40	August 31, 2013
Series F-2 warrants	---	2,675,675	2,675,675	$.60	August 31, 2013
Series F-3 warrants	---	1,000,000	1,000,000	$.75	February 28, 2014
Series F-4 warrants	---	1,000,000	1,000,000	$.80	February 28, 2014
Series G-1 warrants	---	---	---	$0.60	October 31, 2014
Series G-2 warrants	---	---	---	$0.75	October 31, 2014
Series G-3 warrants	---	---	---	$0.80	October 31, 2014
Series G-4 warrants	---	405,405	405,405	$.37	August 31, 2013

(1)  All options were granted on June 24, 2010.

The weighted average exercise price for the outstanding options is $0.25 per share and the weighted average maturity is 4.75 years. The weighted average exercise price for the outstanding warrants is $0.68 per share and the weighted average maturity1.65 years.

8.	Income taxes

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of its assets and liabilities.  Deferred tax assets are reduced by a valuation allowance when deemed appropriate.  For 2010 and 2009 there are no material differences between income tax expense and the amount computed by applying the federal statutory income tax rate.

At December 31, 2010, the Company has a net operating loss carryforward for federal tax purposes of approximately $13,185,000, which, if unused to offset future taxable income, will begin to expire in 2023.  The Company also has a California net operating loss carryforward of approximately $13,187,000 which, if unused to offset future taxable income, will begin to expire in 2013.

The Company had deferred tax assets of $5,750,000 at December 31, 2010, relating to its net operating loss.  A valuation allowance has been recognized to offset the entire related deferred tax asset due to the uncertainty of realizing the benefit.  The valuation allowance increased $1,670,000 in 2010 and $1,210,000 in 2009, primarily related to the net taxable loss and to change in estimate for certain deductions.

The Company’s ability to utilize their U.S. Net Operating Losses may be limited by the change in control provisions of the U.S. Internal Revenue Code.

At December 31, 2010, Salus Research has a net operating loss carryforward for federal tax purposes of approximately $3,343 available to reduce future years’ income tax. These losses, if not utilized, will begin to expire through 2030.  Future tax benefits, which may arise as a result of these non-capital losses, have not been recognized in these financial statements.

9.       Commitments and contingencies

Leases
The Company leases its office space in Huntington Beach, California on a month-to-month basis.  Effective August 1, 2008, the Company also leases three rooms in a medical clinic in Salt Lake City, Utah on a month-to-month basis.  Effective February 1, 2010, the Company leased office space in Montreal, Canada for a period of two years.  From May 2009 to September 2010, the Company leased an apartment in Montreal, Canada.  Additionally, effective March 2007 through March 2009, the Company leased office space in Toronto, Canada on a month-to-month basis.  Effective December 9, 2008, the Company entered into a General Services Agreement with Roy Bonnell and Associates to lease two offices in Montreal, Canada.  Under the terms of the agreement, the lease payments for 2009 for the two offices are deemed to be paid in full against a payment of 200,000 shares of common stock to Roy Bonnell and Associates.  Total rent expense charged to operations totaled $97,506 in 2010 and $68,214 in 2009.  Rent payments, excluding taxes, for future years under non-cancelable operating leases are as follows:  CDN$37,625 for 2011 and CDN$9,406 for 2012.

10.  Subsequent events (unaudited)

On January 4, 2011 iTech Medical amended its Research Agreement with Salus to remit an additional CDN$452,000 to fund research for the first six months of 2011.

On February 1, 2011, the Company signed a Public Relations Consulting Agreement with Premier Media Service Inc.  The Company issued 200,000 shares of common stock to Premier Media Service Inc. pursuant to the agreement.

On February 1, 2011, the Company issued 10,000 shares to a consultant for services.

In February 2011, the Company issued 362,500 shares of common stock to Cavandale Corporation to cancel a loan of CDN$145,000.  See Note 4.

In March 2011, the Company changed its fiscal year end from December 31 to September 30.

In March 2011, the Company extended the expiration date of the Series A Warrants from June 30, 2011 to June 30, 2012 and the expiration date of the Series B Warrants from December 31, 2011 to December 31, 2012.

In March 2011, the Company issued 33,334 Series B Warrants to Frans Berndsen and 166,667 Series E Warrants to a consultant  The Company had previously issued Series D Warrants to these individuals in connection with a financing, but these warrants expired on September 1, 2010.

The Board also appointed Warren G. Baker to Chief Executive Officer.

On April 12, 2011, we received a letter from Revox Ventures claiming that provisions relating to a right of first refusal under the Share Purchase Agreement had not been met.  We are disputing their claim and will seek arbitration as provided under the Share Purchase Agreement, if necessary.  If we are unsuccessful, we will be required to issue 702,703 additional shares to Revox as compensation.  In addition, the purchase price under Phase II of the Share Purchase Agreement will be reduced from $0.50 per share to $0.37 per share and all exercise prices of the warrants issued under the agreement will be reduced by 26%.

Item 15.	Exhibits

The following Exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1 (1)	Articles of incorporation of iTech Medical, Inc.

3.2 (2)	Bylaws of iTech Medical, Inc.

10	Material contracts

31.1(2)
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

32.1(2)
Certification of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Articles of incorporation of iTech Medical, Inc. (incorporated by reference as Exhibit 3.1 to iTech Medical’s Form 10SB-12G filed July 7, 2007, File No. 000-52117).

(2)	Bylaws of iTech Medical, Inc. (incorporated by reference as Exhibit 3.1 to iTech Medical’s Form 10SB-12G filed July 7, 2007, File No. 000-52117).

(3)	Code of Ethics of iTech Medical, Inc. (incorporated by reference – see company web site: www.itechmedical.com

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2011	ITECH MEDICAL, INC.
	By:	/s/ Warren G. Baker
Warren G. Baker
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Warren G. Baker	Chief Executive Officer and Director	April 15, 2011
Warren G. Baker

/s/ George Angelidis	Director, Chairman of the Board	April 15, 2011
George Angelidis

/s/ Wayne D. Cockburn	Chief Financial Officer and Director	April 15, 2011
Wayne D. Cockburn

/s/ Craig Lunsman	Director	April 15, 2011
Craig Lunsman

/s/ Donald Paterson	Director	April 15, 2011
Donald Paterson

Wim Peters	Director	April 15, 2011
Wim Peters