Form 10-Q
period 2011-03-31
iTech Medical, Inc.
filed 2011-05-20
CIK 1368286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2011
OR
☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

	Commission file number:	000-52117
ITECH MEDICAL, INC.
(Exact Name of Registrant as Specified in Its Charter)
	Delaware	20-5153331
	(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
	17011 Beach Blvd., Suite 900, Huntington Beach, CA	92647
	(Address of Principal Executive Offices)	(Zip Code)
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of May 20, 2010, there were 37,280,001 shares of the registrant’s Common Stock issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.
iTech Medical Solutions, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash	$300,385	$983,292
Other current assets	57,037	49,495

Total current assets	357,422	1,032,787

Furniture and equipment, net of accumulated depreciation	12,302	12,960

Patent, net of accumulated amortization	276,959	284,312
	$646,683	$1,330,059

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Loans from related parties	$20,000	$184,967
Note payable	34,613	34,613
Accounts payable	360,265	296,528
Accrued interest	233,983	234,873
Accrued vacation	116,117	96,386
Accrued salaries, bonuses and other payroll related items	1,262,860	1,269,841
Director compensation	98,750	83,750
Total current liabilities	2,126,588	2,200,958

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, 10,000,000 shares authorized, $.0001 par value,
no shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized, $.0001 par value,
37,276,336 and 36,703,836 shares issued and outstanding
at March 31, 2011 and December 31, 2010, respectively	3,728	3,671
Additional paid-in capital	19,085,012	13,915,344
Deferred option and warrant costs	(224,749)	(123,643)
Deficit accumulated during the development stage	(20,343,896)	(14,666,271)
Total shareholders' deficit	(1,479,905)	(870,899)
	$646,683	$1,330,059

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical Solutions, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			Cumulative
			from inception
			(October 20,
	Three months		1997) to
	ended March 31,		March 31,
	2011	2010	2011

Costs and expenses:

Research and development	$231,554	$28,197	$1,721,702
Medical and clinical	98,139	66,241	1,761,661
General and administrative	5,342,979	388,359	15,336,042

Operating loss	(5,672,672)	(482,797)	(18,819,405)

Other income (expense):

Interest expense	(2,754)	(7,641)	(1,513,711)
Interest income	100	-	433

	(2,654)	(7,641)	(1,513,278)

Loss before provision for taxes	(5,675,326)	(490,438)	(20,332,683)

Provision for taxes	2,299	921	11,213

Net loss	$(5,677,625)	$(491,359)	$(20,343,896)

Basic and diluted net loss per share	$(0.15)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	37,006,642	26,691,733

Maximum number of common shares (not included in denominator of diluted loss per share calculation due to their anti-dilutive nature) attributable to exercise of :
Outstanding options	3,913,600	2,953,600
Outstanding warrants (Series A-G)	24,791,543	14,710,463

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical Solutions, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative
			from inception
			(October 20,
	Three months		1997) to
	ended March 31,		March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(5,677,625)	$(491,359)	$(20,343,896)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	8,189	9,089	297,147
Loss on disposal of assets	44	-	2,014
(Gain)/Loss on extinguishment of debt	106,450	-	190,382
Amortization of loan discount	-	2,908	1,235,164
Issuance of common stock for services & interest	103,566	-	3,593,640
Issuance of stock options and warrants for services	4,711,303	168,357	6,732,346
Decrease (increase) in prepaid expenses	(7,542)	(8,177)	(57,037)
Increase (decrease) in accounts payable	63,737	6,589	372,265
Increase (decrease) in accrued expenses	26,860	52,965	1,711,710
Net cash used by operating activities	(665,018)	(259,628)	(6,266,265)

Cash flows from investing activities:
Capital expenditures	(218)	(3,617)	(88,445)
Net cash used by investing activities	(218)	(3,617)	(88,445)

Cash flows from financing activities:
Proceeds from loans from related parties	-	125,000	527,015
Proceeds from convertible debt	-	-	452,991
Proceeds from loans from others	-	-	10,000
Payments on note payable	(20,000)	-	(85,387)
Issuance of common stock, net of costs	-	-	5,738,668
Net cash provided (used) by financing activities	(20,000)	125,000	6,643,287

Effect of exchange rate changes	2,329	4,213	11,808

Net increase (decrease) in cash	(682,907)	(134,032)	300,385
Cash, beginning of period	983,292	146,477	-
Cash, end of period	$300,385	$12,445	$300,385

Non-cash investing and financing activities:
Issuance of common stock & note payable for patent	$-	$-	$500,000
Issuance of warrants with debt	$-	$-	$830,539
Conversion of debt to equity	$147,300	$-	$147,300
Issuance of stock for deferred services	$212,100	$-	$212,100

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical Solutions, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to March 31, 2011 (Unaudited)

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
From Inception (October 20, 1997) to March 31, 2011 (Unaudited) (continued)

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

iTech Medical Solutions, Inc.
(A Development Stage Company)
Condensed Statements of Shareholders’ Equity (Deficit)
From Inception (October 20, 1997) to March 31, 2011 (Unaudited) (continued)

	Common Stock				Accumulated
			Additional	Deferred	During the	Total
	Number		Paid-in	Option &	Development	Shareholders'
	of Shares	Total	Capital	Warrant Cost	Stage	Equity (Deficit)
Balance, December 31, 2009	26,691,733	$2,669	$9,593,824	$(258,326)	$(10,757,603)	$(1,419,436)
Warrants issued for shareholder compensation	-	-	272,843	-	-	272,843
Stock options granted	-	-	217,184	-	-	217,184
Shares issued for services	2,836,428	284	1,182,211	(100,000)	-	1,082,495
Shares issued for cash	6,675,675	668	2,449,332	-	-	2,450,000
Shares issued upon conversion of debt	312,500	31	124,969	-	-	125,000
Shares issued for shareholder compensation	187,500	19	74,981	-	-	75,000
Amortization of share, option and warrant cost	-	-	-	234,683	-	234,683
Net loss for 2010	-	-	-	-	(3,908,668)	(3,908,668)
Balance, December 31, 2010	36,703,836	3,671	13,915,344	(123,643)	(14,666,271)	(870,899)
Warrants issued	-	-	81,099	-	-	81,099
Value of Series A & B warrant extension	-	-	4,611,436	-	-	4,611,436
Stock options granted	-	-	11,340	-	-	11,340
Shares issued for services	210,000	21	212,079	(212,100)	-	-
Shares issued upon conversion of debt	362,500	36	253,714	-	-	253,750
Amortization of share, option and warrant cost	-	-	-	110,994	-	110,994
Net loss for Q1 2011	-	-	-	-	(5,677,625)	(5,677,625)
Balance, March 31, 2011	37,276,336	$3,728	$19,085,012	$(224,749)	$(20,343,896)	$(1,479,905)

The accompanying notes are an integral part of these condensed financial statements.

iTech Medical, Inc.
(Formerly known as Impact Medical Solutions, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2011

1.        Organization and summary of significant accounting policies

Organization and Line of Business
iTech Medical, Inc. (a development stage company) (the "Company"), was incorporated in Nevada on October 20, 1997.  From October 1997 to September 2003, the Company was a shell corporation.  On September 9, 2003, the Company acquired from MPR Health Systems, Inc., all of that company’s rights and assets, including a patent, relating to a medical information system called Muscle Pattern Recognition (“MPR”). Since 2003, the Company has been involved in the development and pre-market clinical testing of the MPR System.

On January 22, 2010 the Company entered into a research and development contract with Salus Research, Inc. (“Salus”), a Canadian entity owned by a Company officer and two members of the Company’s Board of Directors.  Salus began conducting scientific research and experimental development activities in Canada ("SR&ED") and plans to claim for Canadian Scientific Research and Experimental Development tax credits.  The Company funds 100% of these expenditures, is at risk for 100% of its losses and owns 100% of all scientific discoveries, and as a result is the party that is the primary beneficiary of the relationship as defined by FASB ASC 810-10-05. Salus has no other financing other than amounts received from the Company. The Company has determined Salus to be a variable interest entity. Starting in January 2010 the Company has consolidated the financial results of Salus for financial reporting purposes to comply with Accounting Principles Generally Accepted in the United States. All intercompany transactions have been eliminated in consolidation. During 2011, the Company remitted CND$277,000 to Salus to fund scientific research and experimental development and is obligated to remit an additional CND$175,000 through June 2011.

Interim periods
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-K.  Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for annual financial statements.  In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of results for any future period.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

2.        Loans from related parties

Goldman Note
On December 3, 2007, the Company borrowed $40,000 from Alan Goldman, an executive officer.  This loan bears interest at 10% per annum with an original maturity date of March 3, 2008.  As additional consideration for the loan, the Company issued to Mr. Goldman 40,000 Series B Warrants with a fair value of $14,126.  On January 19, 2011 the Company paid $20,000 on this loan leaving a $20,000 balance which is due June 30, 2011.

2.        Loans from related parties (con’t)

Cavandale Note
In 2004, the Company borrowed CDN$145,000 from Cavandale Corporation, a corporation owned by Donald W. Paterson, one of the directors.  The loans bear interest at 10% per annum with an original maturity date of November 1, 2004.  As additional consideration for the loan, the Company issued to Cavandale Corporation 211,270 Series A Warrants with a fair value of $4,225.  On February 19, 2011, the loan was converted to 362,500 shares of common stock resulting in a loss on the transaction of $106,450 which is recorded as general and administrative expenses in the accompanying statement of operations.

3.        Shareholders’ equity

Stock issuance

As mentioned in Note 2 above, on February 19, 2011, the Company issued 362,500 shares of common stock for conversion of the Cavandale note.

On February 1, 2011, the Company issued 210,000 shares of common stock to two vendors for services valued at $212,100.  The value of these services will be amortized over the one year contract period with these vendors.

Warrants

On March 25, 2011, the Company extended the expiration dates of both the Series A and Series B common stock purchase warrants.  The Series A expiration date was extended from June 30, 2011 to June 30, 2012 and the Series B expiration date was extended from December 31, 2011 to December 31, 2012.

As a result of the due date extensions, the 4,420,603 Series A and 7,424,858 Series B warrants outstanding were re-valued at $4,611,436 using the Black-Scholes method and the resulting expense is included in general and administrative expenses in the accompanying statement of operations.  The following weighted average assumptions were used to calculate the re-valued warrants:  term of 1.25 – 1.75 years; risk-free interest rate of 0.625%; volatility of 164% - 194%; and a weighted fair value of $.3621 - $.4055.

On March 25, 2011, the Board of Directors also agreed to issue 200,001 Series B warrants to replace the Series D warrants that had expired.  These warrants were valued at $81,099 using the Black-Scholes method and the resulting expense is included in general and administrative expenses in the accompanying statement of operations. The following weighted average assumptions were used to calculate the newly issued warrants:  term of 1.75 years; risk-free interest rate of 0.625%; volatility of 194%; and a weighted fair value of $.4055.

3.        Shareholders’ equity (continued)

Outstanding options and warrants

Security Type	Balance, December 31, 2010	Additions	Balance, March 31, 2011	Exercise Price	Expiration Date
2003 Stock option plan	2,953,600	---	2,953,600	$.25	March 10, 2014
2008 Stock option plan	960,000	---	960,000	$.25	June 24, 2020
Series A warrants	4,420,603	---	4,420,603	$.50	June 30, 2012
Series B warrants	7,424,858	200,001	7,624,859	$1.00	December 31, 2012
Series C warrants	1,185,001	---	1,185,001	$1.25	September 1, 2012
Series D warrants	---	---	---	$.95	September 1, 2010
Series E warrants	2,480,000	---	2,480,000	$.30	December 31, 2012
Series F-1 warrants	4,000,000	---	4,000,000	$.40	August 31, 2013
Series F-2 warrants	2,675,675	---	2,675,675	$.60	August 31, 2013
Series F-3 warrants	1,000,000	---	1,000,000	$.75	February 28, 2014
Series F-4 warrants	1,000,000	---	1,000,000	$.80	February 28, 2014
Series G-1 warrants	---	---	---	$.60	October 31, 2014
Series G-2 warrants	---	---	---	$.75	October 31, 2014
Series G-3 warrants	---	---	---	$.80	October 31, 2014
Series G-4 warrants	405,405	---	405,405	$..37	August 31, 2013

4.        Subsequent events

Management has reviewed transactions through the date these financial statements were available for issuance, noting the following subsequent events:

On April 7, the Company extended the expiration dates of the Series C common stock purchase warrants from September 1, 2011 to September 1, 2012.

On March 12, 2011, the Company extended the Phase II Election Period of the Stock Purchase Agreement (the "Agreement"), dated March 19, 2010 and amended March 22, 2010, with Revox Ventures, Ltd. to April 30, 2011.  Under the original Agreement, as amended, the Phase II Election Period was the 60 day period commencing upon the date the Company filed its 510(k) application regarding our Muscle Pattern Recognition System with the United States Food and Drug Administration (which occurred on February 22, 2011.  Since Revox Ventures did not exercise their option to proceed with the Phase II financing within the period called for in the March 12, 2011 extension agreement, the Agreement expired on April 30, 2011 in accordance with its terms.

On May 13, 2011, the Company issued 3,666 shares of common stock to a vendor for services valued at $1,246.

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

General

iTech Medical, Inc. is a development stage company engaged in the research and commercial development of healthcare information systems and technologies.

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

         Funds currently available to us will not be adequate for us to complete these programs.  We had $300,385 cash on hand as of March 31, 2011 however as of May 15, 2011, we had a negative cash balance of $8,657.  We are in the development stage and have not earned any revenue since our inception.  Therefore, we will need to raise additional funds in order to fully implement our business plan.  However, there can be no assurance that we will be successful in raising such additional funds on favorable terms if at all.  Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuance of stock in lieu of cash.

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

Cash and Cash Equivalents. At March 31, 2011, we had $300,385 cash and cash equivalents on hand compared to $983,292 at December 31, 2010.  This decrease was due to increased expenses incurred in our research and development activities.

Total Assets. At March 31, 2011, we had total assets of $646,683 compared to $1,330,059 at December 31, 2010.  This decrease was primarily due to a decrease in cash and cash equivalents and to the amortization of our patent.

Total Liabilities. At March 31, 2011, we had total current liabilities of $2,126,588 compared to $2,200,958 at December 31, 2010.  This decrease was primarily due to a decrease in loans payable.

Research and Development. For the three months ended March 31, 2011, we had research and development expenses of $231,554 compared to $28,197 for the three months ended March 31, 2010.  The increase in spending was primarily due to an increase in staff related to the research and development of the MPR System.

Medical and Clinical Expenses.  For the three months ended March 31, 2011, we had medical and clinical expenses of $98,139 compared to $66,241 for the three months ended March 31, 2010.  This increase was primarily due to the costs incurred in the design of our clinical trial program for 2011.

General and Administrative Expenses. For the three months ended March 31, 2011, we had general and administrative expenses of $5,342,979 compared to $388,359 for the three months ended March 31, 2010.  This increase was due to non-cash expenses of $4,611,436 related to the extension of our Series ‘A’ and Series ‘B’ Warrants; $81,099 related to the issuance of new Series ‘B’ warrants; $11,340 related to the amortization of stock options; $7,428 related to warrant amortization;  and an increase in the issuance of common stock for services valued at $103,566.

Operating Losses. For the three months ended March 31, 2011, we had an operating loss of $5,672,672, compared to $482,797 for the three months ended March 31, 2010.  This increase was due to non-cash expenses of $4,611,436 related to the extension of our Series ‘A’ and Series ‘B’ Warrants; $81,099 related to the issuance of new Series ‘B’ warrants; $11,340 related to the amortization of stock options; $7,428 related to warrant amortization;  an increase in the issuance of common stock for services valued at $103,566, and an increase in research and development and clinical affairs expenses.

Net Loss. For the three months ended March 31, 2011, we had a net loss of $5,677,625 compared to $491,359 for the three months ended March 31, 2010.  This increase was due to non-cash expenses of $4,611,436 related to the extension of our Series ‘A’ and Series ‘B’ Warrants; $81,099 related to the issuance of new Series ‘B’ warrants; $11,340 related to the amortization of stock options; $7,428 related to warrant amortization;  an increase in the issuance of common stock for services valued at $103,566, and an increase in research and development and clinical affairs expenses.

Liquidity and Capital Resources

We continue to develop and enhance the features and performance of our technology with the goal of introducing new products based on our research and development activities. Eight of our thirteen employees and one of our independent consultants devote at least a portion of their time to research and development activities.

For the three months ended March 31, 2011 and March 31, 2010, we incurred a net loss of $5,677,625 and $491,359, respectively.  At March 31, 2011, we had $300,385 cash on hand, as compared to $983,292 at December 31, 2010.  At March 31, 2011, we had a stockholders’ deficit of $1,479,905 as compared to $870,899 at December 31, 2010.

We had $300,385 cash on hand as of March 31, 2011 however as of May 15, 2011, we had a negative cash balance of $8,657.  We will need to raise additional capital to support our projected increases in staffing and other operating expenses, which we cannot give any assurance we will be able to accomplish.  If we are unable to raise additional capital, it will be necessary for us to significantly reduce expenses to stay in business.  In addition, any new equity or debt financing that we secure may not be available to us at prices that would be acceptable.  Our failure to reduce expenses or obtain necessary financing could impair our ability to stay in business.

Financings

There were no financings during the quarter ended March 31, 2011.

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
31.1
Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended March 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2011	ITECH MEDICAL, INC.
	By:	/S/ WARREN G. BAKER
Warren G. Baker
President, Chief Executive Officer

/S/ WAYNE D. COCKBURN
Wayne D. Cockburn
Chief Financial Officer